Form 10-Q
period 1997-09-30
METALINE MINING & LEASING CO
filed 1997-11-14
CIK 65224

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to _____________________


Commission file number           1-1428
                      ---------------------------------------------------------


                       METALINE MINING AND LEASING COMPANY
-------------------------------------------------------------------------------

                Washington                                    91-06843860
-------------------------------------------------------------------------------
(State of other jurisdiction of incorporation                (I.R.S. Employer
            or organization)                                Identification No.)


601 West Main Avenue, Suite 714
Spokane, WA  99201-0677                                          99201-0677
-------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

                                 (509) 455-9077
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for at least the past 90 days.  Yes [ ]        No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                            Outstanding September 30, 1997
-------------------------------------------------------------------------------
        Common Stock, no par value                   5,957,834 Shares

                       METALINE MINING AND LEASING COMPANY

                                    FORM 10-Q

                    FOR THE QUARTER ENDED September 30, 1996

                                     INDEX*

PART I. - Financial Information

The Registrant falls within the provisions of Rule 13a-13(c)(2) of the Securities Exchange Act of 1934, as amended, and claims exemption thereunder from the requirement to file Part I.

PART II. - Other Information

All Items Omitted As Not Applicable.

                       METALINE MINING AND LEASING COMPANY


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            METALINE MINING AND LEASING COMPANY


                            BY:      /s/ Gregory B. Lipsker
                                ----------------------------------------------
                                         GREGORY B. LIPSKER, President
                                          and Chief Executive Officer


Date: November 14, 1997     BY:      /s/ Eunice R. Campbell
                                ----------------------------------------------
                                         EUNICE R. CAMPBELL, Treasurer