Form 10KSB
period 1997-12-31
METALINE MINING & LEASING CO
filed 1998-04-16
CIK 65224

(THIS SPACE LEFT INTENTIONALLY BLANK)

















DOWNLOAD FORMATTING INSTRUCTIONS FOR CORRECT PAGINATION:
     PAGE SETUP: .5"TOP, .5"BOTTOM, .5"LEFT, .5"RIGHT
     TYPE: COURIER NEW, 10pt EXCEPT WHERE INDICATED OTHERWISE WITHIN THE TEXT

BEGIN PAGE AT "START"

START*************************************************************************

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                 Form 10-KSB

(Mark One)
[X]     Annual report pursuant to section 13 or 15(d) of the Securities
         Exchange Act of 1934 [Fee Required] for the fiscal year ended December 31, 1997, or
[ ]    Transition report pursuant to section 13 or 15(d) of the Securities
         Exchange Act of 1934 [No Fee Required] for the transition period
         from              to

                        METALINE MINING & LEASING COMPANY
             (Exact name of registrant as specified in its charter)

       State of Washington                                 91-06843860
______________________________________                 ___________________
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)

601 West Main Avenue, Suite 714
Spokane, Washington                                           99201-0677
__________________________________________                  _______________
(Address of principal executive offices)                      (Zip Code)

(Registrant's telephone number, including area code)   509-455-9077

Securities registered under Section 12(b) of the Exchange Act:

Title of each class                         Name of each exchange
                                            on which registered

      None                                        None

Securities registered under Section 12(g) of the Exchange Act:     None

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.  Yes  (X)     No   ( )

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. (X)

State issuer's revenues for its most recent fiscal year.       ($33,956)


State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) [Amended in release
No. 33-7419 (85,938), effective June 13, 1997, 62 F.R. 26387.]   $0.00


DOCUMENT PAGE: 1 OF 25

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

(ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDING DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ( ) No ( ) Not Applicable

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of
common equity, as of the latest practicable date.           7,073,430

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The list documents should be clearly described for identification purposes (e.g., annual report to security holders for
fiscal year ended December 24, 1990).      None

Transitional Small Business Disclosure Format (check one):  Yes ( )  No (X)

*****************************************************************************
















(This space left blank intentionally)












DOCUMENT PAGE: 2 OF 25

                      METALINE MINING & LEASING COMPANY
                             Annual Form 10-K
                             December 31, 1997

PART I

ITEM 1.  BUSINESS

(a)      General Development of Business

The Registrant was incorporated in the State of Washington in 1927. Historically, the Registrant was engaged in the mineral exploration business. The Company does not currently hold an interest in any interests in mineral exploration properties and has no active business operations.

The Registrant is currently seeking to acquire an interest in a business opportunity. Due to the Registrant's limited assets and its inability to raise additional financing due to the lack of a market for its Common Stock, it is anticipated that any such acquisition would be a "reverse take-over" accomplished through a merger or share exchange. In such event, the Registrant's existing shareholders would likely become minority shareholders in the surviving entity. The Registrant is currently evaluating acquisition opportunities.

(b)  Narrative Description of Business

The Registrant has no active business operations. The Registrant is currently seeking to acquire an interest in a business opportunity.

The Registrant currently has no employees.

ITEM 2.  DESCRIPTION OF PROPERTY

The Company has no officers or facilities. The Company's activities are carried out from the office of one of its officers and directors.

The Company disposed of the last of its interests in mineral properties in 1990.

ITEM 3.  LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Registrant is a party or of which any of its property is subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.











DOCUMENT PAGE: 3 OF 25

                      METALINE MINING & LEASING COMPANY
                             Annual Form 10-K
                             December 31, 1997

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)      Market Information

There is no established public trading market for the Registrant's common equity. There has been no market nor reported quote for the Registrant's common equity since at least 1991.

(b)      Holders

There are approximately 1,273 holders of the Registrant's common equity at the date hereof.

(c)      Dividends

To the management's knowledge, the Registrant has never paid a dividend. There is no plan to pay dividends for the foreseeable future.

(d)      Unregistered Sales

During 1997, each of the four directors of the Company were granted
80,000 shares of stock at a deemed price of $.005 per share representing a compensation equivalent of $400.00 per person as directors' fees for 1997. Additionally, the following shares which had been authorized in previous years for issuance as directors' fees were actually issued in 1997:

Year    Number of Directors     Shares Per Director      Total Number of Shares
____    ___________________     ___________________      ______________________
1993         Four                     36,000                    144,000
1995         Four                    130,000                    520,000
1996         Four                    150,000                    600,000

In December, 1997, two Directors, William Green and Greg Lipsker, each exercised options to acquire 500,000 shares of the Company's common stock at a price of $.005 per share. The options were granted in 1994, in consideration of services performed by the individuals on behalf of the Registrant. Each of optionees paid the $2,500 option price with a 12 month non-recourse 8% promissory note. The shares purchased are held by the Registrant as collateral for the promissory notes.















DOCUMENT PAGE: 4 OF 25

                      METALINE MINING & LEASING COMPANY
                             Annual Form 10-K
                             December 31, 1997

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General

Historically, the Company has been engaged in mineral exploration activities. Exploration for commercially minable ore deposits is highly speculative and involves risks greater than those involved in the discovery of mineralization. Mining companies use the evaluation work of professional geologists, geophysicists, and engineers in determining whether to acquire an interest in a specific property, or whether or not to commence exploration or development work. These professionals are not always scientifically exact, and in some instances result in the expenditure of substantial amounts of money on a property before it is possible to make a final determination as to whether or not the property contains economically minable ore bodies. The economic viability of a property cannot be finally determined until extensive exploration and development work, plus a detailed economic feasibility study, has been performed. Also, the market prices for mineralization produced are subject to fluctuation and uncertainty, which may negatively affect the economic viability of properties on which expenditures have been made.

Given the foregoing risks and the Registrant's extremely limited resources, Management has decided not to attempt to again become actively engaged in mineral exploration.

The Company has one asset, its ownership of an 11% interest in an inactive non-reporting public company, Metaline Contact Mines ("MCM"), which the Company believes may have some value due to the timber value of the land held by MCM. Because there is no market for the MCM shares, the Registrant is currently examining different avenues to attempt to liquidate its MCM holdings.

The Registrant is currently seeking to acquire an interest in an as yet unidentified business opportunity. Due to the Registrant's limited assets, it is anticipated that any such acquisition would be a "reverse take-over" accomplished through a merger or share exchange. In such event, the Registrant's existing shareholders would likely become minority shareholders in the surviving entity.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements of the Company for the fiscal years ended December 31, 1997, and 1996, which have been audited by Robert Moe & Associates, P.S., are included elsewhere in this Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the registrant's two most recent fiscal years and the subsequent interim period, no independent accountant who was previously engaged as the principal accountant to audit the registrant's financial statements, or independent accountant who was previously engaged to audit a significant subsidiary and on whom the principal accountant expressed reliance in its report, has resigned (or indicated it has declined to stand for re-election after the completion of the current audit) or was dismissed.
DOCUMENT PAGE: 5 OF 25

                      METALINE MINING & LEASING COMPANY
                             Annual Form 10-K
                             December 31, 1997

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS,  PROMOTERS AND
         CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a)
         OF THE EXCHANGE ACT

Directors and Executive Officers

(a)      Identification of Directors

Set forth below is the name, age and length of service of the Company's present directors:

Name (age) (1)              Position      Length of Service
_________________________   __________    _____________________
William R. Green  (59)      Director          Since 1993

Gregory B.  Lipsker (47)    Director          Since 1993

Eunice R. Campbell (52)     Director          1992 and 1994

(1) T. Glover Patterson served as a director of the Company from 1981 until the time of his death in February, 1998.

The directors are elected for a one-year term until their successors have been elected and qualified. There are no arrangements or understandings between any of the directors and other persons pursuant to which such person was selected as a director .

(b)      Identification of Executive Officers

Set forth below is the name, age and length of service of the Company's present Executive Officers:

Name (age)                Position                         Length of Service
________________________  _______________________________  _________________
Gregory B. Lipsker (47)   President                        Since 1994

William R. Green (59)     Vice President/Asst. Secretary   Since 1994

Eunice R. Campbell (52)   Secretary/Treasurer              Since 1992(1)

(1) T. Glover Patterson served as secretary of the Company until the time of his death in February, 1998

Executive Officers are appointed to serve until the meeting of the Board of Directors following the next annual meeting of shareholders and until their successors have been elected and qualified. There are no arrangements or understandings between any of the directors, officers, and other persons pursuant to which such person was selected as an Executive Officer.


DOCUMENT PAGE: 6 OF 25

                      METALINE MINING & LEASING COMPANY
                             Annual Form 10-K
                             December 31, 1997

Set forth below is certain biographical information regarding each Director and Executive Officer of the Company.

Gregory B. Lipsker - Mr. Lipsker is a practicing attorney in Spokane, Washington. Mr. Lipsker's practice emphasizes corporate and securities matters. Mr. Lipsker is an Executive Officer and Director of Cimarron-Grandview Group, Inc., a publicly-held, inactive mining exploration company.

Dr. William R. Green - Dr. Green is a professional engineer and geologist with more than 30 years experience in exploration and the management of U.S. and Canadian Junior resource companies. Dr. Green is an Executive Officer and Director of Cimarron-Grandview Group, Inc., a publicly-held, inactive mining exploration company.

Eunice R. Campbell - Mrs. Campbell is a retired businesswoman. Prior to her retirement in 1987, Mrs. Campbell was the owner of Spokane Guaranty Company, a stock transfer agency. Mrs. Campbell is an Executive Officer and Director of Cimarron-Grandview Group, Inc., a publicly-held, inactive mining exploration company.

(c)      Identification of Certain Significant Employees

The Registrant has no employees.

(d)     Family Relationships

There is no family relationship between any Director, Executive Officer, or person nominated or chosen by the Registrant to become a Director or Executive Officer

(e)      Involvement in Certain Legal Proceedings

No Director, or person nominated to become a Director or Executive Officer, has been involved in any of the enumerated events during the past five years.

(f)      Promoters and Control Persons

Not Applicable

Compliance with Section 16(a) of the Exchange Act

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Registrant pursuant to Section 240.16a-3 during its most recent fiscal year and Form 5 and amendments thereto furnished to the Registrant with respect to the most recent fiscal year, no person who at any time during the fiscal year was a director, officer, beneficial owner of more than ten percent of any class of equity securities of the Registrant registered pursuant to Section 12 of the Exchange Act, or any other person subject to Section 16 of the Exchange Act with respect to the Registrant because of the requirements of Section 30 of the Investment Company Act or
Section 17 of the Public Utility Holding Company Act ("reporting person) that failed to file on a timely basis, as disclosed in the above Forms, reports required by Section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years.


DOCUMENT PAGE: 7 OF 25

                      METALINE MINING & LEASING COMPANY
                             Annual Form 10-K
                             December 31, 1997

ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth the compensation paid by the Company to its Chief Executive Officer and the four other highest paid officers and executive officers whose total annual salary and bonus exceeded $100,000 during the past three calendar years ("Executive Officers"). Except as set forth below, no officer or Executive Officer of the Company received compensation in excess of $100,000 during the past three calendar years. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.

SUMMARY COMPENSATION TABLE

Long-Term Compensation
Annual Compensation                          Awards            Payouts
____________________________________________ _________________ ______________________
(a)         (b)   (c)      (d)      (e)      (f)        (g)        (h)     (i)
Name                                Other    Restricted Securities
and                                 Annual   Stock      Underlying LTIP     All Other
Principal    Year Salary   Bonus    Comp.    Awards(1)  Options/   Payouts  Comp.
Position          ($)      ($)      ($)      ($)        SARs(#)    ($)      ($)
____________ ____ _______  _______  _______  __________ __________ ________ _________
Gregory B.
Lipsker      1995   $0       $0       $0        $50        -0-       $0        $0
President
and Director 1996   $0       $0       $0        $150       -0-       $0        $0
             1997   $0       $0       $0        $80        -0-       $0        $500

T. Glover
Patterson    1995   $0       $0       $0        $50        -0-       $0        $0
Secretary
and Director 1996   $0       $0       $0        $150       -0-       $0        $0
             1997   $0       $0       $0        $80        -0-       $0        $500

William R.
Green        1995   $0       $0       $0        $50        -0-       $0        $0
Vice Presi-
dent and     1996   $0       $0       $0        $150       -0-       $0        $0
Director     1997   $0       $0       $0        $80        -0-       $0        $500

Eunice R.
Campbell     1995   $0       $0       $0        $50        -0-       $0        $0
Treasurer
and Director 1996   $0       $0       $0        $150       -0-       $0        $0
             1997   $0       $0       $0        $80        -0-       $0        $500

(See note to table on next page)









DOCUMENT PAGE: 8 OF 25

                      METALINE MINING & LEASING COMPANY
                             Annual Form 10-K
                             December 31, 1997

1) During fiscal year 1995, each Director of the Registrant received a grant of 50,000 shares. The common equity, for which there is no public trading market, was valued at $.001 per share, representing an annual compensation equivalent of $50 per Director. No other compensation was paid to any Director or Executive Officer of the Registrant, except for a $50 Director's fee for each Director's meeting attended during 1995.
2) During fiscal year 1996, each Director of the Registrant received a grant of 150,000 shares. The common equity, for which there is no public trading market, was valued at $.001 per share, representing an annual compensation equivalent of $150 per Director.
3) During fiscal year 1997, each Director of the Registrant received a grant of 80,000 shares. The common equity, for which there is no public trading market, was valued at $.001 per share, representing an annual compensation equivalent of $80 per Director. In addition, each director received an annual directors' fee in the amount of $500.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT

The following table sets out as of the date hereof, the names and shareholdings of beneficial owners known to the Company to own more than five percent (5%) of the common stock of the Company, each director and executive officer of the Company, and the shareholdings of all directors and executive officers as a group. At such date, the number of issued and outstanding shares of common stock of the Company was 7,073,730.

                                          Amount and Nature of
                                          Beneficial Ownership
Name of Person                            (all direct unless
or Group  (1)                             otherwise noted)        % of class
_______________________________________   _____________________   __________
Principal Shareholders:
T. Glover Patterson Estate                       606,000              8.33%
10 W. Salmon
Spokane, WA  99218-1949

Directors and Executive Officers:
Greg Lipsker                                   1,001,500             13.76%
714 Washington Mutual Financial Center
601 W. Main Avenue
Spokane, WA  99201

William Green                                    896,000             12.31%
905 W. Riverside, Ste. 311
Spokane, WA  99201

Eunice R. Campbell                               595,000              8.18%
301 S. Chestnut, Ste. #6
Spokane, WA  99204

All executive officers and                     2,503,500             34.25%
directors as a group (3 persons)

(1) The positions of those persons who are directors or executive officers of the Registrant are set out in Item 10.

DOCUMENT PAGE: 9 OF 25

                      METALINE MINING & LEASING COMPANY
                             Annual Form 10-K
                             December 31, 1997

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(a)      Transactions with Management and Others

In December, 1997, two Directors, William Green and Greg Lipsker, each exercised options to acquire 500,000 shares of the Company's common stock at a price of $.005 per share. The options were granted in 1994 in consideration of services performed by the individuals on behalf of the Registrant. Each of optionees paid the $2,500 option price with a 12 month non-recourse 8% promissory note. The shares purchased are held by the Registrant as collateral for the promissory notes.

(b)      Certain Business Relationships
         None

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  The  following documents are filed as part of the report:

1. Financial Statements

       Accountants' Report
       Balance Sheet, December 31, 1997 and 1996
       Statement of Income (Loss) and Retained Earnings (Deficit)
           For The Years Ended December 31, 1997, 1996, and 1995
       Statement of Cash Flows
           For The Years Ended December 31, 1997, 1996, and 1995
       Statement of Stockholders' Equity

2. Financial Statement Schedules
       Schedule 1 - Marketable Securities-Other Investments
          For The Years Ended December 31, 1997 and 1996

3. Exhibits required by Item 601
(2) Plan of Acquisition, reorganization, arrangement, liquidation or succession.(1)
(3)(i)  Articles of Incorporation (2)
(3)(ii) Bylaws. (2)
(4)     Instruments defining the rights of security holders, including indentures. (1)
(9)     Voting trust agreements. (1)
(10)    Material contracts. (1)
(11)    Statement re:  computation of per share earnings. (1)
(12)    Statements re:  computation of ratios. (1)
(13) Annual report to security holders, Form 10Q or quarterly report to security holders.(1)
(16)    Letter re:  change in certifying accountant. (1)
(18)    Letter re:  change in accounting principles .(1)
(19)    Subsidiaries of the Registrant. (1)
(22)    Publisher report regarding matters submitted to vote of security holders. (1)
(23)    Consents of Experts and counsel.
(24)    Power of Attorney.  (1)
(99)    Additional Exhibits. (1)

(1) These items have either been omitted or are not applicable
(2) Incorporated by reference to previous filing
DOCUMENT PAGE: 10 OF 25

                     METALINE MINING & LEASING COMPANY
                             Annual Form 10-K
                             December 31, 1997

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS (continued)

(b) No reports have been filed on Form 8-K during the last fiscal quarter covered by this report.
(c)      Exhibit (23), Consent of Account, is filed herewith.
(d)      Financial Statements are filed herewith.



SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(d) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS

Not Applicable

EXHIBIT 1.


                        METALINE MINING & LEASING COMPANY




                                   CONTENTS


                                                              PAGE

Accountants' Report                                             1

Balance Sheet                                                   2

Statement of Income                                             3

Statement of Cash Flows                                         4-5

Statement of Stockholders' Equity                               6

Notes to Financial Statements                                   7-10

Accountants' Report on Supplemental Information                 11

Schedule of Marketable Securities                               12















DOCUMENT PAGE: 11 OF 25

                REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors
Metaline Mining & Leasing Company
Spokane, Washington


We have audited the accompanying balance sheet of METALINE MINING AND
LEASING COMPANY (A Washington Corporation) as of December 31, 1997 and 1996, and the related statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of METALINE MINING & LEASING COMPANY as of December 31, 1997 and 1996 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.


/S/ ROBERT MOE & ASSOCIATES, PS



Spokane, Washington
March 24, 199















                                          1
DOCUMENT PAGE: 12 OF 25

METALINE MINING & LEASING COMPANY
(A Development Stage Company)

BALANCE SHEET
December 31, 1997 and 1996

ASSETS
                                                            1997          1996
                                                       ____________   ____________
CURRENT ASSETS
     Cash in bank                                      $     8,490    $       256
     Murphy Favre - Composite Cash Fund                      1,613          1,536
     Accounts Receivable                                       -            2,220
                                                       ____________   ____________

          Total current assets                              10,103          4,012
                                                       ____________   ____________

SECURITIES                                                     -              873

PARTNERSHIP INTERESTS                                        4,043          4,116
                                                       ____________   ____________

          Total assets                                 $    14,146    $     9,001
                                                       ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES
     Accounts payable                                  $    21,932    $     4,667
     Deposit                                                 9,784            -
                                                       ____________   ____________

                                                            31,716          4,667
                                                       ____________   ____________

STOCKHOLDERS' EQUITY
     Common stock - No par value 15,000,000
     shares authorized 7,277,834 - 1997;
     4,693,834 - 1996; issued and outstanding              145,072         93,564
     Paid in capital                                       287,411        325,999
     Unrealized loss, marketable securities                 (5,773)        (4,900)
     Retained earnings (deficit) accumulated
          during the development stage                    (444,280)      (410,329)
                                                       ____________   ____________

          Total stockholders' equity                       (17,570)         4,334
                                                       ____________   ____________

          Total liabilities and stockholders' equity   $    14,146    $     9,001
                                                      =============   =============

The accompanying notes are an integral part of these financial statements DOCUMENT PAGE: 13 OF 25

METALINE MINING & LEASING COMPANY
(A Development Stage Company)

STATEMENT OF INCOME (LOSS)
for the years ended December 31, 1997, 1996 and 1995

                                               1997           1996          1995
                                          _____________  _____________  _____________
INCOME
     Dividend & interest income           $        124   $        122   $        137

EXPENSES
     Directors' fees                            10,420            300          3,300
     Professional fees                          23,165          1,500          1,500
     Office expense                                 99             98             75
     Taxes, licenses, and fees                     272            259            323
                                          _____________  _____________  _____________

          Total expenses                        33,956          2,157          5,198
                                          _____________  _____________  _____________

(LOSS) BEFORE OTHER
 INCOME AND (EXPENSES)                         (33,832)        (2,035)        (5,061)

OTHER INCOME AND (EXPENSES)
     Income (loss) from
      Partnership interests                       (119)           522             (6)
     Loss on disposal of krugerrands               -             (463)           -
                                          _____________  _____________  _____________

                                                  (119)            59             (6)
                                          _____________  _____________  _____________

(LOSS) BEFORE PROVISION FOR
     FEDERAL INCOME TAXES                      (33,951)        (1,976)        (5,067)
PROVISION FOR FEDERAL INCOME
     TAXES                                         -              -              -
                                          _____________  _____________  _____________

NET (LOSS)                                $    (33,951)  $     (1,976)  $     (5,067)
                                          =============  =============  =============

EARNINGS PER SHARE (Based upon
     weighted average shares
     outstanding)                         $      (0.01)  $        NIL   $        NIL
                                          =============  =============  =============











                                              3
The accompanying notes are an integral part of these financial statements DOCUMENT PAGE: 14 OF 25

METALINE MINING & LEASING COMPANY
(A Development Stage Company)

STATEMENT OF CASH FLOWS
for the years ending December 31, 1997, 1996 and 1995

                                               1997           1996          1995
                                          _____________  _____________  _____________
INCOME
     Dividend & interest income           $        124   $        122   $        137
CASH FLOWS PROVIDED (USED) IN
  OPERATING ACTIVITIES:
     Net (Loss)                           $    (33,951)  $     (1,976)  $     (5,067)
       Noncash expenses included
         in income:
       Loss on disposition of krugerrands          -              463            -
       Income from partnership interest             73           (573)           (57)
       Stock issued for services                12,920            -              -
       Increase/decrease in current
         assets and liabilities:
           Accounts payable                     17,265            300          4,100
                                          _____________  _____________  _____________
               Net cash provided by
               operating activities             (3,693)        (1,786)        (1,024)
                                          _____________  _____________  _____________

CASH FLOWS PROVIDED (USED) IN
  INVESTING ACTIVITIES:
     Deposit received                            9,784            -              -
     Proceeds from disposition of krugerrands    2,220            -              -
                                          _____________  _____________  _____________

               Net cash provided by
               investing activities             12,004            -              -
                                          _____________  _____________  _____________


NET INCREASE (DECREASE) IN CASH                  8,311         (1,786)        (1,024)

CASH AT BEGINNING OF PERIOD                      1,792          3,578          4,602
                                          _____________  _____________  _____________

CASH AT END OF PERIOD                     $     10,103   $      1,792   $      3,578
                                          _____________  _____________  _____________












                                          4
The accompanying notes are an integral part of these financial statements DOCUMENT PAGE: 15 OF 25

METALINE MINING & LEASING COMPANY
(A Development Stage Company)

STATEMENT OF CASH FLOWS
for the years ending December 31, 1997, 1996 and 1995

                                               1997           1996          1995
                                          _____________  _____________  _____________
SUPPLEMENTAL DISCLOSURES OF CASH
FLOW INFORMATION:
     Cash and cash equivalents:
          Cash in bank - checking         $      8,490   $        256   $      2,113
          Composite cash fund                    1,613          1,536          1,465
                                          _____________  _____________  _____________

                                          $     10,103   $      1,792   $      3,578
                                          =============  =============  =============

     Cash Paid For:
          Income taxes                    $        -     $        -     $        -
          Interest                                 -              -              -

SUPPLEMENTAL SCHEDULE OF NONCASH
INVESTING AND FINANCING ACTIVITIES:
  Additional common stock issued
          for directors fees               $    12,920   $        -     $        -
     Increase (decrease) in investment
          in partnership interests                 (73)          573              57



The Company has adopted Statement of Financial Accounting Standards No. 95, Statement of Cash Flows. For purposes of this Statement short term investments which have an initial maturity of ninety days or less are considered cash equivalents.





















                                            5
The accompanying notes are an integral part of these financial statements DOCUMENT PAGE: 16 OF 25

METALINE MINING & LEASING COMPANY
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
*Begin 9 pt type*

                     Number of                 Capital     Loss in      Retained
                     Shares       Common       Excess of   Marketable   Earnings
                     Outstanding  Stock        Par Value   Securities   (Deficit)   Total
                     ___________  ___________  ___________ ___________  ___________ ___________
Balance at
Dec. 31, 1992         4,549,834   $   90,693   $  327,430         -     $ (404,416) $   13,707

Net Loss - 1993             -            -            -           -           (519)       (519)
                     ___________  ___________  ___________ ___________  ___________ ___________
Balance at
Dec. 31, 1993         4,549,834       90,693      327,430         -       (404,935)     13,188

Shares issued to
Directors for
services; 6/27/94       144,000        2,871       (1,431)                               1,440

Unrealized gain in
Marketable Securities       -            -            -     $     763          -           763
Cumulative effect of
change in accounting
principle; unrealized
loss in marketable
securities; net of
income tax effect           -            -            -        (6,048)        6,048        -

Net Loss - 1994             -            -            -           -          (4,399)    (4,399)
                     ___________  ___________  ___________ ___________  ___________ ___________
Balance at
Dec. 31, 1995         4,693,834       93,564      325,999      (5,285)    (403,286)     10,992

Net Loss - 1995             -            -            -           -         (5,067)     (5,067)
                     ___________  ___________  ___________ ___________  ___________ ___________
Balance at
Dec. 31, 1996         4,693,834       93,564      325,999      (5,285)    (408,353)      5,925

Unrealized gain in
Marketable Securities       -            -            -           385          -           385


Net Loss-1996               -            -            -           -         (1,976)     (1,976)
                     ___________  ___________  ___________ ___________  ___________ ___________
Balance at
December 31, 1996     4,693,834       93,564      325,999      (4,900)    (410,329)      4,334

Shares issued to
directors for services
1/6/97                 1,120,000       22,325      (16,725)        -            -        5,600
8/6/97                   144,000        2,871       (2,151)        -            -          720
12/31/97               1,320,000       26,312      (19,712)        -            -        6,600

Unrealized loss in
Marketable Securities       -            -            -          (873)         -          (873)

Net loss-1997               -            -            -           -        (33,951)    (33,951)
                     ___________  ___________  ___________ ___________  ___________ ___________
Balance at
December 31, 1997     7,277,834   $  145,072   $  287,411  $   (5,773)  $ (444,280) $  (17,570)
                     ===========  ===========  =========== ===========  =========== ===========
*end 9 pt type*

The accompanying notes are an integral part of these financial statement
DOCUMENT PAGE: 17 OF 25                      6

METALINE MINING & LEASING COMPANY
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

1 -  ORGANIZATION

The Company is currently in the development stage and is currently negotiating with major mining companies for development of all of their properties.

The Company was organized on December 14, 1927.  The Articles of
Incorporation stated the term of the corporation's existence shall be fifty years. The expiration date of the corporation's existence was December 13, 1977.

On May 12, 1977, Spokane Superior Court appointed a trustee to represent the missing shareholders at a special meeting of shareholders held on May 17, 1977. At the special meeting the shareholders and the trustee unanimously approved a resolution to enable the corporation to amend its Articles of Incorporation to extend the corporate life perpetually.

2 - ACCOUNTING POLICIES
    A. The Company's records are maintained on the accrual method of accounting.

    B. The Company capitalizes all acquisition and exploration costs on all non-operating mining properties and mineral rights for accounting and income tax purposes. Upon commencement of operations, the capitalized costs will be amortized based on proven or probable reserves by the unit of production method so that each unit produced is assigned a pro rata portion of the unamortized acquisition costs.

    C. Capitalized costs are charged to operations when title to the property has expired or when management feels the properties are not economically
        feasible to develop or hold for future development.

    D. Accounting Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3 - MARKETABLE SECURITIES

At December 31, 1997, the Company owned 1,477,239 shares of Metaline Contact Mines whose asset carrying value has been written off. Metaline Contact Mines is owned 51% by the Bunker Hill Company, a subsidiary of Gulf Resources Chemical Corporation. Management felt that the minority stockholders of the company would never realize a return on their investment. Since there is no known ready market for the securities, management was of the opinion that $100,410 of cost should not be reflected in the financial statement.

The Company owned 25,000 shares of Capitol Silver Mines, Inc. Capitol Silver Mines, Inc. is in the development stage and as of this date is unproductive.

     The Company owned 31,151 shares of Carson Industries Corporation. Carson Industries Corporation is currently involved in oil and gas.
                                          7
DOCUMENT PAGE: 18 OF 25

METALINE MINING & LEASING COMPANY
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

3 - MARKETABLE SECURITIES (Continued)

     The Corporation has adopted Statement of Financial Accounting Standards
(SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. SFAS No. 115 establishes generally accepted accounting principles for the financial accounting and measurement and disclosure principles for (1) investments in equity securities that have readily determinable fair market value and (2) all investments in debt securities. The change had no effect on prior years' results. All of the marketable securities held by METALINE MINING & LEASING COMPANY consists of securities "available-for-sale" as defined by SFAS No. 115. The basis on which cost is determined in computing realized gain or loss is the specific identification method.

The following information is as of December 31, 1997 and 1996:

                                                       1997         1996
                                                   ____________  ____________
Aggregate fair value of marketable securities      $         0   $       873
Gross unrealized holding losses                          5,773         4,900
Amortized cost basis                                     5,773         5,773

Changes in marketable securities for the twelve months ended December 31, 1997 and 1996 are as follows:

                                                       1997         1996
                                                   ____________  ____________
Cost as of January 1,                              $     5,773   $     8,456
Sale of Krugerrands                                          0        (2,683)

Unrealized loss, as of December 31,                     (5,773)       (4,900)
                                                   ____________  ____________

Fair market value, as of December 31,              $         0   $       873
                                                   ============  ============

4 - MINING CLAIMS
On June 5, 1981 the Company purchased twenty-seven (27) mining claims in the Coeur d'Alene district for $5,400.00.

In July of 1985 the Company purchased two units of Pondera Partners, LTD., a drilling project located in Teton County, Montana. Total cost for the 5.714% interest was $12,000. The Partnership has elected to treat intangible drilling costs as a current expense deductible in the year in which paid or incurred.

On September 9, 1987, the Company approved the purchase of ten (10) unpatented mining claims in Valley County, Idaho. The purchase price was $2,000 cash and 100,000 shares of Metaline Mining and Leasing Company restricted stock which was issued in 1988.

In December of 1990 the Company abandoned the Valley County, Idaho Mining Claims (10 claims) and the Shoshone County Coeur d'Alene District Mining Claims (27 claims).
DOCUMENT PAGE: 19 OF 25                 8

METALINE MINING & LEASING COMPANY
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

4 - MINING CLAIMS (Continued>

PARTNERSHIP INTERESTS
December 31, 1995, 1996 and 1997

                                        Capital
                                        Contri-
                                        buted       Ordinary
                            Beginning   During      Income      Distri-     Ending
                            Capital     Year        (loss)      butions     Capital
                            __________  __________  __________  __________  __________
Pondera Partner Ltd., 1995  $   3,486   $    -      $      57   $    -      $   3,543
                            __________  __________  __________  __________  __________
Balance at December, 1995   $   3,486   $    -      $      57   $    -      $   3,543
                            ==========  ==========  ==========  ==========  ==========
Pondera Partner Ltd., 1996  $   3,543   $    -      $     573   $    -      $   4,116
                            __________  __________  __________  __________  __________
Balance at December, 1996   $   3,543   $    -      $     573   $    -      $   4,116
                            ==========  ==========  ==========  ==========  ==========
Pondera Partner Ltd., 1997  $   4,116   $    -      $     (73)  $    -      $   4,043
                            __________  __________  __________  __________  __________
Balance at December 31, 1997$   4,116   $    -      $     (73)  $    -      $   4,043
                            ==========  ==========  ==========  ==========  ==========

5 - COMMON STOCK
At December 31, 1997, the Company's independent transfer agent reported that 7,277,834 shares of common stock were outstanding.

The Articles of Incorporation were amended December 31, 1983 to reclassify shares and reduce capital to $299,000. The capitalization of the Company shall be divided into 15,000,000 shares of no par value common non-assessable stock. None of these shares shall have preemptive rights. Each and every share of stock shall have the same rights and privileges as those enjoyed by each and every other share.

The Board of Directors of Metaline Mining & Leasing Company passed unanimously to compensate the directors for services rendered in the form of Metaline Mining & Leasing Company Stock. The Board of Directors were each issued shares of Metaline Mining & Leasing Company Stock for services performed. A total of 174,000 shares were issued to Directors for Services with beneficial interest date of June 30, 1994. During 1995, a total of 520,000 shares were authorized by the Board of Directors, to be issued in the future, to compensate directors for services performed. During 1996 600,000 shares were authorized by the board of directors, to be issued in the future, to compensate directors for services performed. During 1997 1,464,000 shares were issued to Directors for services. The shares authorized by the Board of Directors to compensate Directors for 1995 and 1996 were issued during 1997. The issue of stock for services is valued using the stock quotation price on the date of issue less 50% due to the fact that it is restricted stock.





                                         9
DOCUMENT PAGE: 20 OF 25

METALINE MINING & LEASING COMPANY
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

6 - FEDERAL INCOME TAXES

At December 31, 1997 the Company had net operating loss carryforward of $211,584 which is available to offset future taxable income.

         Expiration dates are as follows:

                                           Amount     Expiration Date
                                         __________   _______________
                                         $  74,275         2000
                                            17,779         2001
                                            13,118         2002
                                            13,496         2003
                                            14,386         2004
                                            19,263         2005
                                             7,497         2006
                                             6,268         2007
                                             1,509         2008
                                             3,462         2009
                                             5,067         2010
                                             1,513         2011
                                            33,951         2012
                                         __________   _______________

                                         $ 211,584
                                         =========

An unused general business tax credit carryforward of $471 is available to reduce future Federal income taxes to the extent permitted under the Internal Revenue Code. This credit expires 1999.

The Company adopted SFAS No. 109 for its calendar year 1993. This has no effects on the financial statements due to the fact that there are no material timing differences which would produce a deferred income tax liability or asset. Based on the pattern of net losses, management believes that it is not prudent to assume that net operating loss carryforwards will provide future tax benefits that should be recorded as a deferred tax asset.

7 - ABANDONED LEASES

In December of 1990 the Company abandoned the Valley County, Idaho Mining Claims (10 claims recorded at $4,000) and the Shoshone County Coeur d'Alene District Mining Claims (27 claims recorded at $5,400). The claims were abandoned due to the depressed metals market and results of geological work performed.

Mining leases on land leased from the State of Idaho, Department of Lands were abandoned in November of 1989 due to the depressed metals market and results of geological work performed.





                                       10
DOCUMENT PAGE: 21 OF 25

ACCOUNTANTS' REPORT ON SUPPLEMENT INFORMATION



Board of Directors
Metaline Mining & Leasing Company
Spokane, Washington


Our report on our audits of the basic financial statements of Metaline Mining & Leasing Company for 1997 and 1996 appears on page two. Those audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule of Marketable Securities and Gold Krugerrands for the years ended December 31, 1997 and 1996 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the examination of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



/s/  ROBERT MOE & ASSOCIATES, PS





Spokane, Washington
March 24, 1998

DOCUMENT PAGE: 22 OF 25

METALINE MINING & LEASING COMPANY
SCHEDULE 1 - MARKETABLE SECURITIES -
OTHER INVESTMENTS
for the years ended December 31, 1997 and 1996

                                     December 31, 1997
                       ______________________________________________________
Column A               Column B      Column C      Column D      Column E
___________________    ____________  ____________  ____________  ____________
                                                                 Amount at
                       Number                       Market       Which Issue
                       of Shares     Cost of        Value        is Carried on
Issuer                 and Units     Issue          of Issue     Balance Sheet
___________________    ____________  ____________  ___6_________  ____________

Capitol Silver
     Mines, Inc.          25,000      $      583   $      -      $       -

Carson Industries
     Corporation          31,151           5,190          -              -
___________________    ____________  ____________  ____________  ____________


                                     $     5,773   $      -      $       -
                                     ============  ============  ============

                                     December 31, 1996
                       ______________________________________________________
Column A               Column B      Column C      Column D      Column E
___________________    ____________  ____________  ____________  ____________
                                                                 Amount at
                       Number                       Market       Which Issue
                       of Shares     Cost of        Value        is Carried on
Issuer                 and Units     Issue          of Issue     Balance Sheet
___________________    ____________  ____________  ____________  ____________
Capitol Silver
     Mines, Inc.            25,000   $       583   $       250   $       250

Carson Industries
     Corporation            31,151         5,190           623           623
___________________    ____________  ____________  ____________  ____________

                                     $     5,773   $       873   $       873
                                     ============  ============  ============


See accountants' report on supplemental information
DOCUMENT PAGE: 23 OF 25

CONSENT OF CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
Metaline Mining & Leasing Company
Spokane, Washington


We hereby consent to the use of our opinion, dated March 24, 1998 on the financial statements of Metaline Mining & Leasing Company, for the years ended December 31, 1997 and 1996 in the Form 10-KSB






/s/ ROBERT MOE & ASSOCIATES, P.S.








Spokane, Washington
March 24, 1998























DOCUMENT PAGE: 24 OF 25

                      METALINE MINING & LEASING COMPANY
                             Annual Form 10-K
                             December 31, 1997

*************************************************************************
                                 SIGNATURES
*************************************************************************

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

METALINE MINING & LEASING COMPANY
(Registrant)


By: /s/Gregory B. Lipsker                          Date:  April 14, 1998
__________________________________________
GREGORY B. LIPSKER, President
(Principal Executive Officer)

By: /s/ Eunice R. Campbell                         Date:  April 14, 1998
__________________________________________
EUNICE R. CAMPBELL, Secretary/Treasurer
(Principal Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Gregory B. Lipsker                             Date:  April 14, 1998
__________________________________________
GREGORY B. LIPSKER
Director

/s/ William R. Green                               Date:  April 14, 1998
__________________________________________
WILLIAM R. GREEN
Director

/s/ Eunice Campbell                                Date:  April 14, 1998
__________________________________________
EUNICE CAMPBELL
Director














DOCUMENT PAGE: 25 OF 25