Form 10QSB
period 1998-03-31
METALINE MINING & LEASING CO
filed 1998-05-15
CIK 65224

(THIS SPACE LEFT INTENTIONALLY BLANK)

*****************************************************************************

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from          to

                       Commission file number:    001-01428

                        METALINE MINING & LEASING COMPANY
             (Exact name of registrant as specified in its charter)

       State of Washington                                 91-06843860
______________________________________                 ___________________
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)

601 West Main Avenue, Suite 714
Spokane, Washington                                           99201-0677
__________________________________________                  _______________
(Address of principal executive offices)                      (Zip Code)

(Registrant's telephone number, including area code)   509-455-9077

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past
90 days.  Yes  ( )    No  (X)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 7,277,834

Transitional Small Business Disclosure Format (check one): Yes   ( )    No  (X)












*****************************************************************************

DOCUMENT PAGE 1 OF 2

                    METALINE MINING AND LEASING COMPANY

                               FORM 10-QSB

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998


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

METALINE MINING & LEASING COMPANY
(Registrant)


By: /s/Gregory B. Lipsker                          Date:  May 14, 1998
__________________________________________
GREGORY B. LIPSKER, President
(Principal Executive Officer)

By: /s/ Eunice R. Campbell                         Date:  May 14, 1998
__________________________________________
EUNICE R. CAMPBELL, Secretary/Treasurer
(Principal Financial Officer)





DOCUMENT PAGE 2 OF 2