Form 10QSB
period 1998-06-30
METALINE MINING & LEASING CO
filed 1998-08-17
CIK 65224

(THIS SPACE LEFT INTENTIONALLY BLANK)

*****************************************************************************

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from          to

                       Commission file number:    001-01428

                        METALINE MINING & LEASING COMPANY
             (Exact name of registrant as specified in its charter)

       State of Washington                                 91-0684860
______________________________________                 ___________________
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)

601 West Main Avenue, Suite 714
Spokane, Washington                                           99201-0677
__________________________________________                  _______________
(Address of principal executive offices)                      (Zip Code)

(Registrant's telephone number, including area code)   509-455-9077

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

DOCUMENT PAGE 1 OF 3

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

PART II. - OTHER INFORMATION

Items omitted as not applicable:

Items 1 - 5 omitted as not applicable.

Item 6: The Company filed a report on Form 8K on June 1, 1998. The report listed Item 2, Acquisition or Disposition of Assets describing the Registrant's sale of the interest in Metaline Contact Mines






































DOCUMENT PAGE 2 OF 3

*************************************************************************
                                 SIGNATURES
*************************************************************************

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

METALINE MINING & LEASING COMPANY
(Registrant)


By: /s/Gregory B. Lipsker                          Date:  August 14, 1998
__________________________________________
GREGORY B. LIPSKER, President
(Principal Executive Officer)

By: /s/ Eunice R. Campbell                         Date:  August 14, 1998
__________________________________________
EUNICE R. CAMPBELL, Secretary/Treasurer
(Principal Financial Officer)





DOCUMENT PAGE 3 OF 3