Form 10QSB
period 1998-09-30
METALINE MINING & LEASING CO
filed 1998-11-20
CIK 65224

(THIS SPACE LEFT INTENTIONALLY BLANK)

















DOWNLOAD FORMATTING INSTRUCTIONS FOR CORRECT PAGINATION:
     PAGE SETUP: .5"TOP, .5"BOTTOM, .5"LEFT, .5"RIGHT
     TYPE: COURIER NEW, 10PT

BEGIN PAGE AT "START"

START************************************************************************

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

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

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past
90 days.  Yes  (X)    No  ( )

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 14,555,668

Transitional Small Business Disclosure Format (check one): Yes ( )  No (X)










*****************************************************************************


SUBMISSION PAGE: 1 OF 12

PART 1 FINANCIAL INFORMATION

     a)  Financial Statement of Registrant

     INDEX

          Balance Sheet (Unaudited) as of September 30, 1998 and
               December 31, 1997

          Statement of Income and Retained Earnings (Unaudited) for the three and nine months ended September 30, 1998 and 1997

          Statement of Cash Flows (Unaudited) for the nine months ended
               September 30, 1998 and 1997

          Notes to the Financial Statements (Unaudited)

The financial statements of the Registrant included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities Exchange Commission. Although certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted, the Registrant believes that the disclosures are adequate to make information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Annual Report on Form 10-K of the Registrant for its year ended December 31, 1997.

The financial statements included herein reflect all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary to present a fair statement of the results for the interim periods.

The results for interim periods are not necessarily indicative of trends or of results to be expected for a full year.

/s/ Robert Moe & Associates






















SUBMISSION PAGE:  2  OF 12

METALINE MINING & LEASING COMPANY
(A Development Stage Company)

BALANCE SHEET (Unaudited)
SEPTEMBER 30, 1998 AND DECEMBER 31,1997


ASSETS
                                                   SEPT. 30, 1998    DEC. 31, 1997
                                                   ______________    _____________
CURRENT ASSETS
     Cash in bank                                  $       6,085     $      8,490
     Composite cash fund                                   1,674            1,613
     Money market fund                                   396,345              -
     Certificate of deposit                              101,223              -
     Note Receivable                                       5,000            5,000
                                                   ______________    _____________

        Total current assets                             510,327           15,103
                                                   ______________    _____________

SECURITIES                                                13,719              -

MINING PROPERTIES                                          4,043            4,043
                                                   ______________    _____________

        Total assets                               $     528,089     $     19,146
                                                   ==============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                              $         267     $     21,932
     Deposit                                                 -              9,784
                                                   ______________    _____________

        Total Current Liabilities                            267           31,716
                                                   ______________    _____________

STOCKHOLDERS' EQUITY
     Common stock - No par value 15,000,000
       shares authorized 7,277,834 - 1998;
       7,277,834 - 1997; issued and outstanding          145,072          145,072
     Paid in capital                                     287,411          287,411
     Unrealized loss, marketable securities               (5,773)          (5,773)
     Retained earnings (deficit) accumulated
       during the development stage                      101,112         (439,280)
                                                   ______________    _____________

        Total Stockholders' Equity                       527,822           (12,570)
                                                   ______________    _____________

        Total Liabilities and Stockholders' Equity $     528,089     $     19,146
                                                   ==============    =============

The accompanying notes are an integral part of these financial statements

SUBMISSION PAGE:  3  OF 12

METALINE MINING & LEASING COMPANY
(A Development Stage Company)

STATEMENT OF INCOME AND RETAINED EARNINGS (Unaudited)

                                 THREE MONTHS ENDED              NINE MONTHS ENDED
                                    SEPTEMBER 30,                  SEPTEMBER 30,
                               1998             1997          1998           1997
                              ____________  ____________  ____________  ____________
INCOME
  Dividend & interest income  $     6,108   $        31   $     7,629   $        93
                              ____________  ____________  ____________  ____________
         Total Income               6,108            31         7,629            93

EXPENSES
  Directors' fees                     -             720           300         6,320
  Professional fees                   300           -          19,404           -
  Office expense                       34            16           350            83
  Taxes, licenses, and fees           -              24           561           272
                              ____________  ____________  ____________  ____________
       Total expenses                 334           760        20,615         6,675
                              ____________  ____________  ____________  ____________

INCOME (LOSS) BEFORE OTHER
 INCOME AND (EXPENSES)              5,774          (729)       (12,986)      (6,582)

OTHER INCOME AND (EXPENSES)
  Sale of securities                  -             -          711,377          -
                              ____________  ____________  ____________  ____________
       Total Other Income             -             -          711,377          -
                              ____________  ____________  ____________  ____________
INCOME (LOSS) BEFORE
  PROVISION FOR FEDERAL
  INCOME TAXES                      5,774          (729)       698,391      (6,582)

PROVISION FOR FEDERAL INCOME
  TAXES                             2,000           -          158,000         -
                              ____________  ____________  ____________  ____________

NET INCOME (LOSS)                   3,774          (729)       540,391      (6,582)

RETAINED EARNINGS (DEFICIT)

  Beginning of period              97,338        (1,519)      (439,279)      4,334
                              ____________  ____________  ____________  ____________

  End of period               $   101,112   $    (2,248)  $    101,112  $   (2,248)
                              ============  ============  ============  ============

INCOME (LOSS) PER SHARE               NIL           NIL            NIL         NIL
                              ============  ============  ============  ============


The accompanying notes are an integral part of these financial statements

SUBMISSION PAGE: 4 OF

METALINE MINING & LEASING COMPANY
(A Development Stage Company)

STATEMENT OF CASH FLOWS (Unaudited)

                                                          NINE MONTHS ENDED
                                                            SEPTEMBER 30,
                                                        1998              1997
                                                   ______________    _____________

CASH FLOWS PROVIDED (USED) IN OPERATING
  ACTIVITIES:
    Net income (loss)                              $    540,391       $    (6,582)
    Non cash items included in income:
      Stock issued for services                             -               6,320
    Increase (Decrease) in current assets
      and liabilities:
      Accounts payable from operation                   (31,448)           (1,500)
                                                   ______________    _____________
    Net cash (used) by operating activities             508,943            (1,762)
                                                   ______________    _____________

CASH FLOWS PROVIDED (USED) IN INVESTING
  ACTIVITIES:
    Received from sale of Kreugerrands                      -               2,220
    Purchase of Krugerrands and Silver                  (13,719)              -
                                                   ______________    _____________
    Net cash (used) by investing activites              (13,719)            2,220
                                                   ______________    _____________

NET INCREASE (DECREASE) IN CASH                         495,224               458

CASH AT BEGINNING OF PERIOD                              10,103             1,792
                                                   ______________    _____________

CASH AT END OF PERIOD                              $    505,327      $      2,250
                                                   ==============    =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION
    Cash and cash equivalents
      Cash in bank                                 $     6,085       $        657
      Composite cash fund                                1,674              1,593
      Money market fund                                396,345                -
      Certificate of deposit                           101,223                -
                                                   ______________    _____________
                                                    $  505,327       $      2,250
                                                   ==============    =============

The Company has adopted Statement of Financial Accounting Standards No. 95, Statement of Cash Flows. For purposes of this statement, short-term investments which have initial maturity of ninety days or less are considered cash equivalents.

The accompanying notes are an integral part of these financial statements

SUBMISSION PAGE: 5 OF 12

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

    E. Other Comprehensive Income. For the period ended September 30, 1998, the Company did not have other revenues, expenses, gains and losses that require disclosure under SFAS No. 130 as other comprehensive income.

    F. Concentration of Credit Risk. Financial instruments that potentially subject the Company to significatn concentrations of credit risk consist principally of cash investment. As of September 30, 1998, the Company had cash with Wells Fargo Bank with a combined balance of $488,309, which is $388,309 in excess of the FDIC insured amount.




SUBMISSION PAGE: 6 OF 12

METALINE MINING & LEASING COMPANY
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

3 - MARKETABLE SECURITIES

At December 31, 1997, the Company owned 1,477,239 shares of Metaline Contact Mines whose asset carrying value has been written off. Metaline Contact Mines is owned 51% by the Bunker Hill Company, a subsidiary of Gulf Resources Chemical Corporation. These shares were sold during 1998 and the Company received a total of $711,377.

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

The following information is as of September 30, 1998 and December 31, 1997:

                                                       1998          1997
                                                   ____________  ____________
Aggregate fair value of marketable securities      $       -   $         -
Gross unrealized holding losses                          5,773         5,773
Amortized cost basis                                     5,773         5,773

Changes in marketable securities for the nine months ended September 30, 1998 and the twelve months ended December 31, 1997 and 1996 are as follows:

                                                       1998         1997
                                                   ____________  ____________
Cost as of January 1,                              $     5,773   $     5,773
Purchase of Krugerrands                                 13,719           -

Unrealized loss                                         (5,773)       (5,773)
                                                   ____________  ____________

Fair market value                                  $    13,719   $       -
                                                   ============  ============



SUBMISSION PAGE: 7 OF 12

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

PARTNERSHIP INTERESTS
December 31, 1997 and September 30, 1998

                                           Ordinary
                               Beginning   Income      Distri-     Ending
                               Capital     (Loss)      butions     Capital
                               __________  __________  __________  __________
Pondera Partner Ltd., 1997     $   4,116   $     (73)  $    -      $   4,043
                               __________  __________  __________  __________
Balance at December 31, 1997   $   4,116   $     (73)  $    -      $   4,043
                               ==========  ==========  ==========  ==========

Pondera Partner Ltd., 1998     $   4,043   $     -     $    -      $   4,043
                               __________  __________  __________  __________
                               $   4,043   $     -     $    -      $   4,043
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

On December 30, 1997 options to acquire 500,000 shares of Metaline Mining & Leasing Co. common stock were exercised by Greg Lipsker and William R. Green (both directors of the Company). The exercised price is $.005 per share, payable by a one year non-recourse promissory note bearing interest at 8% per annum.

SUBMISSION PAGE: 8 OF 12

METALINE MINING & LEASING COMPANY
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

6 - FEDERAL INCOME TAXES

On June 5, 1998, the Company made a Federal Income Tax deposit in the amount of $158,000 to cover the estimated tax liability for 1998.

















































SUBMISSION PAGE: 9 OF 12

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The Registrant has no revenues from operations. It's only income has been derived from the sale of an investment and interest earned on the proceeds of that sale.

The Registrant's plan of operation for the next twelve months will consist of attempting to acquire an interest in a business opportunity. Due to the Registrants limited assets and its inability to raise additional financing due to the lack of a market for it's Common stock, it is anticipated that any such acquisition would be a "reverse take-over" accomplished through a merger or share exchange. In such event, the Registrant's existing shareholders would likely become minority shareholders in the surviving entity. The Registrant is not currently evaluating any specific acquisition opportunities.

The Company does not currently have any employees and anticipates utilizing the services of consultants to accomplish it's plan of operation. The Company currently has sufficient resources to meet it's financial obligations for the next twelve months.

PART II

ITEM 1     LEGAL PROCEEDINGS

           NONE

ITEM 2     CHANGES IN SECURITIES

           NONE

ITEM 3     DEFAULTS UPON SENIOR SECURITIES

           NONE

ITEM 4     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           NONE

ITEM 5     OTHER INFORMATION

On November 18, 1998, the Registrant sold 7,277,834 shares of it's
Common Stock to Mr. Albert Zlotnick for an aggregate price of $511,799. The sales price was based upon the Registrants net assets at September 30, 1998 less provisions for income taxes payable and the value of the Registrant's investment in a non-producing drilling project (see Note 4 to the Financial Statements).

Mr. Zlotnick has been appointed to fill a vacancy on the Board of Directors and has been appointed Chairman of the Board. Mr. Zlotnick has the right to nominate one additional director to full the remaining vacancy on the Board of Directors.


ITEM 6     EXHIBITS AND REPORTS ON FORM 8-K

           NONE

SUBMISSION PAGE: 10 OF 12

************************************************************************
                                 SIGNATURES
*************************************************************************

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

METALINE MINING & LEASING COMPANY
(Registrant)


By: /s/Gregory B. Lipsker                          Date:  November 20, 1998
__________________________________________
GREGORY B. LIPSKER, President
(Principal Executive Officer)

By: /s/ Eunice R. Campbell                         Date:  November 20, 1998
__________________________________________
EUNICE R. CAMPBELL, Secretary/Treasurer
(Principal Financial Officer)


































SUBMISSION PAGE: 11 OF 12