Form 10KSB
period 1998-12-31
METALINE MINING & LEASING CO
filed 1999-04-15
CIK 65224

(THIS SPACE LEFT INTENTIONALLY BLANK)

















DOWNLOAD FORMATTING INSTRUCTIONS FOR CORRECT PAGINATION:
     PAGE SETUP: .5"TOP, .5"BOTTOM, .5"LEFT, .5"RIGHT
     TYPE: COURIER NEW, 10pt EXCEPT WHERE INDICATED OTHERWISE WITHIN THE TEXT

BEGIN PAGE AT "START"

START***************************************************************************

                    SECURITIES  AND  EXCHANGE  COMMISSION
                           Washington,  D.C.  20549
                                 Form  10-KSB

(Mark  One)
[X]     Annual  report  pursuant  to  section  13  or  15(d)  of  the Securities
         Exchange  Act  of  1934  [Fee  Required]  for  the  fiscal  year  ended
         December  31,  1998,  or
[  ]    Transition  report  pursuant  to  section  13 or 15(d) of the Securities
         Exchange  Act  of  1934  [No  Fee  Required]  for the transition period
         from              to

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

State  issuer's  revenues  for  its  most  recent  fiscal  year.       ($15,962)

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) [Amended in release
No. 33-7419 (85,938), effective June  13,  1997,  62  F.R.  26387.]     $0.00



DOCUMENT  PAGE:  1  OF  21

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

Transitional  Small  Business  Disclosure  Format  (check one):  Yes ( )  No (X)


********************************************************************************
















(This space left blank intentionally)











DOCUMENT PAGE: 2 OF 21

PART I

ITEM  1.     DESCRIPTION  OF  BUSINESS

(A)     BUSINESS  DEVELOPMENT

The Registrant was incorporated in the State of Washington in 1927. Historically, the Registrant was engaged in the mineral exploration business. The Company does not currently hold an interest in any mineral exploration properties and has no active business operations.

The Registrant is currently seeking to acquire an interest in a business opportunity. Due to the Registrant's limited assets and its inability to raise additional financing due to the lack of a market for its Common Stock, it is anticipated that any such acquisition would be a "reverse take-over" accomplished through a merger or share exchange. In such event, the Registrant's existing shareholders would likely become minority shareholders in the surviving entity. The Registrant is not currently evaluating any specific acquisition opportunity.

(B)     BUSINESS  OF  ISSUER

The Registrant has no active business operations. The Registrant is currently seeking to acquire an interest in a business opportunity.

The  Registrant  currently  has  no  employees.

(C)     REPORTS  TO  SECURITY  HOLDERS

You may read and copy any materials filed with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N. W., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1 (800) SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding the Company that is filed electronically with the SEC.

ITEM  2.     DESCRIPTION  OF  PROPERTY

The Company has no offices or facilities. The Company's activities are carried out from the office of one of its officers and directors.

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








DOCUMENT  PAGE:  3  OF  21

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

(D)     UNREGISTERED  SALES

During 1997, each of the four directors of the Company were granted 80,000 shares of stock at a deemed price of $.005 per share representing a compensation equivalent of $400.00 per person as directors' fees for 1997. Additionally, the following shares which had been authorized in previous years for issuance as directors' fees were actually issued in 1997:

Year    Number Of Directors     Shares Per Director       Total Number Of Shares
----    -------------------     -------------------       ----------------------
1993               four                     36,000               144,000
1995               four                    130,000               520,000
1996               four                    150,000               600,000

In December, 1997, two Directors, William Green and Greg Lipsker, each exercised options to acquire 500,000 shares of the Company's common stock at a price of $.005 per share. The options were granted in 1994, in consideration of services performed by the individuals on behalf of the Registrant. Each of optionees paid the $2,500 option price with a 12-month non-recourse 8% promissory note. The shares purchased were held by the Registrant as collateral for the promissory notes. The promissory notes were paid in full during 1998.

In November 1998, the Registrant sold 7,277,834 shares of its common stock for an aggregate amount of $521,799. The shares were purchased by one individual investor. No fees or commissions were paid in connection with the sale of the shares. The shares were issued pursuant to a Section 4(2) exemption from registration under the Securities Act of 1933.










DOCUMENT  PAGE:  4  OF  21

ITEM  6.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN
          OF  OPERATION

PLAN  OF  OPERATION

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

During 1998 the Company sold its ownership of an 11% interest in an inactive non-reporting public company, Metaline Contact Mines ("MCM")> The Company realized net proceeds of $711,377 from the sale

The Registrant is currently seeking to acquire an interest in an as yet unidentified business opportunity. Due to the Registrant's limited assets, it is anticipated that any such acquisition would be a "reverse take-over"
accomplished through a merger or share exchange. In such event, the Registrant's existing shareholders would likely become minority shareholders in the surviving entity. The Company is not currently evaluating any specific business opportunity.

ITEM  7.      FINANCIAL  STATEMENTS

Financial Statements of the Company for the fiscal year ended December 31, 1998 audited by LeMaster & Daniels PLLC and for the fiscal year ended December 31, 1997, audited by Robert Moe & Associates, P.S., are included elsewhere in this Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

The Registrant was informed that Independent Auditor, Robert Moe & Associates, P.S. would not be able to perform the audit for the fiscal year ended December 31, 1998. The Auditor's Report on the financial statements for either of the past two years has contained no adverse opinion or disclaimer of opinion, nor was modified as to uncertainty, audit scope, or accounting principles.

There were no disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the former accountants satisfaction, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report.

The Registrant has engaged LeMaster & Daniels PLLC as Independent Auditor for the year ended December 31, 1998
DOCUMENT  PAGE:  5  OF  21

                                     PART III

ITEM  9.     DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND
             CONTROL  PERSONS;  COMPLIANCE  WITH  SECTION  16(A)
             OF  THE  EXCHANGE  ACT

DIRECTORS  AND  EXECUTIVE  OFFICERS

(A)     IDENTIFICATION  OF  DIRECTORS

Set forth below is the name, age and length of service of the Company's present directors:

NAME  (AGE)                    POSITION               LENGTH  OF  SERVICE
-----------                    --------               -------------------
Albert  Zlotnick  (75)         Director,  Chairman    Since  1998(1)

William  R.  Green  (60)       Director               Since  1993

Gregory  B.  Lipsker  (48)     Director               Since  1993

Eunice  R.  Campbell  (53)     Director               1992  and  since 1994

(1) Mr. Zlotnick was appointed to the board to fill the vacancy left by who passed away during 1998.

The directors are elected for a one-year term until their successors have been elected and qualified. There are no arrangements or understandings between any of the directors and other persons pursuant to which such person was selected as a director .

(B)     IDENTIFICATION  OF  EXECUTIVE  OFFICERS

Set forth below is the name, age and length of service of the Company's present Executive Officers:


NAME  (AGE)                   POSITION                    LENGTH  OF  SERVICE
-----------                   --------                    -------------------
Gregory B. Lipsker  (48)      President                        Since  1994

William R. Green  (60)        Vice President/Asst.
                                 Secretary                     Since  1994

Eunice R. Campbell  (53)      Secretary/Treasurer              Since  1992

Executive Officers are appointed to serve until the meeting of the Board of Directors following the next annual meeting of shareholders and until their successors have been elected and qualified. There are no arrangements or understandings between any of the directors, officers, and other persons pursuant to which such person was selected as an Executive Officer.

Set forth below is certain biographical information regarding each Director and Executive Officer of the Company.


DOCUMENT  PAGE:  6  OF  21

Albert M. Zlotnick - Mr. Zlotnick is and has been for the past 40 years an investor in private and public companies. Mr. Zlotnick is currently an owner or principal investor in 3 private corporations and one partnership and the principal investor in more than 10 public corporations.

Gregory B. Lipsker - Mr. Lipsker is a practicing attorney in Spokane, Washington. Mr. Lipsker's practice emphasizes corporate and securities matters. Mr. Lipsker is an Executive Officer and Director of Cimarron-Grandview Group, Inc., a publicly-held, inactive mining exploration company.

Dr. William R. Green - William R. Green is a mining engineer and geologist, and was a professor of mining engineering at the University of Idaho from 1965 to 1983. He has been actively involved in the mining business since 1962 and is a former officer and director of Yamana Resources and currently an officer and director of Canadian public companies: Maya Gold Limited and Petromin Resources Ltd., and US companies Mines Management, Inc. and Cimarron Grandview Group, Inc

Eunice R. Campbell - Mrs. Campbell is a retired businesswoman. Prior to her retirement in 1987, Mrs. Campbell was the owner of Spokane Guaranty Company, a stock transfer agency. Mrs. Campbell is an Executive Officer and Director of Cimarron-Grandview Group, Inc., a publicly-held, inactive mining exploration company.

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

(F)     PROMOTERS  AND  CONTROL  PERSONS

Not  Applicable

COMPLIANCE  WITH  SECTION  16(A)  OF  THE  EXCHANGE  ACT
Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Registrant pursuant to Section 240.16a-3 during its most recent fiscal year and Form 5 and amendments thereto furnished to the Registrant with respect to the most recent fiscal year, two directors filed untimely reports on transactions in the Company's common stock as follows: Gregory B. Lipsker and Albert Zlotnick each one report regarding one transaction.

ITEM  10.     EXECUTIVE  COMPENSATION

(A)     EXECUTIVE  OFFICERS
The following table sets forth the compensation paid by the Company to its Chief Executive Officer and executive officers whose total annual salary and bonus exceeded $100,000 during the past three calendar years ("Executive Officers"). Except as set forth below, no officer or Executive Officer of the Company received compensation in excess of $100,000 during the past three calendar years. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.

DOCUMENT  PAGE:  7  OF  21

Summary  Compensation  Table
----------------------------

                                                        Long-Term Compensation
          Annual  Compensation                     Awards                 Payouts
-------------------------------------------  ----------------------  ------------------
(a)             (b)    (c)    (d)     (e)    (f)         (g)         (h)     (i)
Name                                 Other   Restricted  Securities
and                                  Annual  Stock       Underlying  LTIP     All Other
Principal       Year  Salary  Bonus  Comp.   Awards(1)   Options/    Payouts  Comp.
Position               ($)     ($)    ($)     ($)        SARs(#)      ($)      ($)
--------------  ----  ------  -----  ------  ----------  ----------  -------  ---------
Gregory B.
Lipsker         1996    $0      $0     $0     $0             -0-        $0       $0
Secretary
('96-'97)       1997    $0      $0     $0     $0             -0-        $0       $0
President
('98)           1998    $0      $0     $0     $0             -0-        $0       $0


(B)     DIRECTOR  COMPENSATION  FOR  LAST  FISCAL  YEAR


                        Cash Compensation             Security Grants
                                                                          Number of
                    Annual     Meeting       Consulting    Number of      Securities
                    Retainer   Fees ($)      Fees/Other    Shares (#)     Underlying
Name                Fees ($)                 Fees ($)                     Options/SARs(#)
(a)                 (b)        (c)           (d)           (e)            (f)
------------------  ---------  ------------  ------------  -------------  ---------------
Gregory  Lipsker       $100           -0-           -0-           0              0
William  R.  Green     $100           -0-           -0-           0              0
Eunice Campbell        $100           -0-           -0-           0              0



ITEM  11.     SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS
              AND  MANAGEMENT

The following table sets out as of the date hereof, the names and shareholdings of beneficial owners known to the Company to own more than five percent (5%) of the common stock of the Company, each director and executive officer of the Company, and the shareholdings of all directors and executive officers as a group. At such date, the number of issued and outstanding shares of common stock of the Company was 14,555,668.







DOCUMENT  PAGE:  8  OF  21

                                   Amount  and  Nature  of
                                   Beneficial  Ownership
Name  of  Person                   (all  direct  unless
or  Group  (1)                     otherwise  noted)               % of Class
--------------                     ------------------------        ----------
Principal  Shareholders:
------------------------

None

Directors and Executive Officers:
---------------------------------

Albert  M.  Zlotnick                        7,277,834               50.00%
301  City  Ave.
Bala  CynWyd,  PA  19004

Greg  Lipsker                               1,001,500                6.88%
714 Washington Mutual Financial
Center
601  W.  Main  Avenue
Spokane,  WA  99201

William  Green                                896,000                6.15%
905  W.  Riverside,  Ste.  311
Spokane,  WA  99201

Eunice  R.  Campbell                          595,000                4.09%
301  S.  Chestnut,  Ste.  #6
Spokane,  WA  99204

All  executive  officers  and                 9,770,334             67.12%
directors  as  a  group  (4  persons)


(1) The positions of those persons who are directors or executive officers of the Registrant are set out in Item 9.

ITEM  12.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

(A)     TRANSACTIONS  WITH  MANAGEMENT  AND  OTHERS

None

(B)     CERTAIN  BUSINESS  RELATIONSHIPS

None










DOCUMENT  PAGE:  9  OF  21

ITEM  13.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)     The  following  documents  are  filed  as  part  of  the  report:

     1.  Financial  Statements
                                                                      Document
                                                                          Page

         Independent  Auditors'  Reports                                 11-12

         Balance  Sheet
         December  31,  1998  and  1997                                     13

         Statements  of  Income  (Loss))
         for  the  years  ended  December  31,  1998,  1997,  and  1996     14

         Statements  of  Stockholders'  Equity
         for  the  years  ended  December  31,  1998,  1997,  and  1996     15

         Statements  of  Cash  Flows
         for  the  years  ending  December  31,  1998,  1997,  and  1996    16

         Notes  to  Financial  Statements                                17-19

METALINE  MINING  &  LEASING  COMPANY

FINANCIAL  STATEMENTS  AND
INDEPENDENT  AUDITORS'  REPORTS

DECEMBER  31,  1998  AND  1997

CONTENTS
                                                          Report
                                                            Page


INDEPENDENT  AUDITORS'  REPORTS                              2-3

FINANCIAL  STATEMENTS:

     Balance  sheets                                           4

     Statements  of  income                                    5

     Statements  of  stockholders'  equity                     6

     Statements  of  cash  flows                               7

     Notes  to  financial  statements                       8-10











DOCUMENT  PAGE:  10  OF  21

                      INDEPENDENT  AUDITORS'  REPORT





Board  of  Directors
Metaline  Mining  &  Leasing  Company
Spokane,  Washington


We have audited the accompanying balance sheet of Metaline Mining & Leasing Company (a Washington Corporation) as of December 31, 1998, and the statements of income, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.


We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the account-ing principles used and signifi-cant estimates made by management, as well as evaluating the overall finan-cial statement presentation. We believe our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Metaline Mining & Leasing Company as of December 31, 1998, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.


/s/ LeMaster & Daniels PLLC

Spokane,  Washington
March  22,  1999




















                                          2
DOCUMENT  PAGE:  11  OF  21

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


/S/  ROBERT  MOE  &  ASSOCIATES,  PS



Spokane,  Washington
March  24,  1998
















                                             3
DOCUMENT  PAGE:  12  OF  21

METALINE  MINING  &  LEASING  COMPANY

BALANCE  SHEETS


                                                               December  31,
                                                        ---------------------------
                                                             1998          1997
                                                        ------------   ------------
ASSETS

CURRENT  ASSETS:

     Cash  and  cash  equivalents:
     Cash  in  bank                                      $  411,866     $    8,490
     Temporary  cash  investments                           627,943          1,613
                                                        ------------   ------------

     Total  current  assets                               1,039,809         10,103

INVESTMENTS                                                  13,718            -

PARTNERSHIP  PROPERTIES                                       3,911          4,043
                                                        ------------   ------------

                                                        $ 1,057,438    $    14,146
                                                        ============   =============

LIABILITIES  AND  STOCKHOLDERS'  EQUITY

CURRENT  LIABILITIES:

     Accounts  payable                                  $       306    $    21,932
     Federal  income  tax  payable                           12,500            -
     Deposit                                                    -            9,784
                                                        ------------   ------------
     Total  current  liabilities                             12,806         31,716
                                                        ------------   ------------

STOCKHOLDERS'  EQUITY:

     Common stock--15,000,000 shares, no par value,
     authorized; 14,555,668 and  7,277,834,
     respectively, shares issued and outstanding            954,282        432,483
     Accumulated  other  comprehensive  income:
     Unrealized  loss,  marketable  securities               (5,773)        (5,773)
     Retained  earnings  (deficit)                           96,123       (444,280)
                                                        ------------   ------------

     Total  stockholders'  equity (deficit)               1,044,632        (17,570)
                                                        ------------   ------------

                                                        $ 1,057,438    $    14,146
                                                        ============   ============



See  accompanying  notes  to  financial  statements.
                                          4
DOCUMENT  PAGE:  13  OF  21

METALINE  MINING  &  LEASING  COMPANY

STATEMENTS  OF  INCOME


                                               Years Ended December 31,
                                       ------------------------------------------
                                           1998           1997           1996
                                       ------------   ------------   ------------

INCOME:

     Dividend  and  interest income    $    15,962    $      124    $        122
                                       ------------   ------------   ------------

EXPENSES:

     Directors'  fees                          300         10,420            300
     Professional  fees                     15,516         23,165          1,500
     Office  expense                           336             99             98
     Taxes,  licenses,  and  fees              102            272            259
                                       ------------   ------------   ------------
                                            16,254         33,956          2,157
                                       ------------   ------------   ------------

(LOSS) BEFORE OTHER  NCOME (EXPENSE)
     AND  INCOME  TAX                         (292)       (33,832)        (2,035)
                                       ------------   ------------   ------------

OTHER  INCOME  (EXPENSE):

     Income (loss) from partnership
     interests                                (182)          (119)           522
     Gain (loss) on sale of investments    711,377            -             (463)
                                       ------------   ------------   ------------
                                           711,195           (119)            59
                                       ------------   ------------   ------------

INCOME  (LOSS) BEFORE PROVISION FOR
     FEDERAL  INCOME  TAXES                710,903        (33,951)         (1,976)

PROVISION FOR FEDERAL INCOME TAXES         170,500            -               -
                                       ------------   ------------   ------------

NET  INCOME  (LOSS)                    $   540,403    $   (33,951)   $    (1,976)
                                       ============   ============   ============
BASIC  EARNINGS  PER  SHARE
(based  on  upon  weighted average
   shares  outstanding)                $       .07    $     (0.01)   $        NIL
                                       ============   ============   ============






See  accompanying  notes  to  financial  statements.

                                          5
DOCUMENT  PAGE:  14  OF  21

METALINE  MINING  &  LEASING  COMPANY

STATEMENTS  OF  STOCKHOLDERS'  EQUITY     YEARS  ENDED  DECEMBER 31, 1998, 1997,
1996,  AND  1995


                                                 Accumulated
                       Number  of                Other          Retained
                       Shares       Common       Comprehensive  Earnings
                       Outstanding  Stock        Income         (Deficit)    Total
                       -----------  -----------  -------------  -----------  -----------
BALANCE,
DECEMBER 31, 1995       4,693,834   $  419,563   $     (5,285)  $ (408,353)  $   (5,925)

ADD  (DEDUCT):
COMPREHENSIVE INCOME:
Unrealized loss in
marketable  securities        -             -             385          -            385
Net  loss                     -             -             -         (1,976)      (1,976)
                                                                             -----------
COMPREHENSIVE
INCOME (LOSS)                 -             -             -            -         (1,591)
                       -----------  -----------  -------------  -----------  -----------
BALANCE,
DECEMBER 31, 1996       4,693,834      419,563         (4,900)    (410,329)       4,334

ADD (DEDUCT):
COMPREHENSIVE INCOME:
Unrealized loss in
marketable securities         -            -             (873)         -           (873)
Net  loss                     -            -              -        (33,951)     (33,951)
                                                                             -----------
COMPREHENSIVE
INCOME  (LOSS)                                                                  (34,824)
                                                                             -----------
Shares issued to
directors for services:
January  6,  1997       1,120,000        5,600            -            -          5,600
August  6,  1997          144,000          720            -            -            720
December  31,  1997     1,320,000        6,600            -            -          6,600
                       -----------  -----------  -------------  -----------  -----------
BALANCE,
DECEMBER  31,  1997     7,277,834      432,483         (5,773)    (444,280)     (17,570)

ADD  (DEDUCT):
COMPREHENSIVE INCOME:
Net  income                   -            -              -        540,403      540,403
Shares issued for cash  7,277,834      521,799            -            -        521,799
                       -----------  -----------  -------------  -----------  -----------
BALANCE,
DECEMBER 31, 1998      14,555,668   $  954,282   $     (5,773)  $   96,123   $1,044,632
                       ===========  ===========  =============  ===========  ===========



See  accompanying  notes  to  financial  statements.


                                              6
DOCUMENT  PAGE:  15  OF  21

METALINE  MINING  &  LEASING  COMPANY
STATEMENTS  OF  CASH  FLOWS


                                               Years Ended December 31,
                                       ------------------------------------------
                                           1998           1997           1996
                                       ------------   ------------   ------------
INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net  income  (loss)                $  540,403    $   (33,951)   $     1,976)
Adjustments to reconcile net income
(loss) to net cash provided by
(used in) operations:
Loss from disposition of krugerrands           -              -              463
Income  from  partnership  interest            132           73           (573)
Stock  issued  for  services                   -           12,920            -
Increase  (decrease)  in:
Federal  income  tax  payable               12,500            -              -
Accounts  payable                          (21,626)        17,265            300
                                       ------------   ------------   ------------
    Net cash provided by  (used in)
     operating  activities                 531,409         (3,693)         (1,786)
                                       ------------   ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Deposit  received                      (9,784)         9,784             -
     Purchase of Krugerrands
        and silver rounds                  (13,718)           -               -
     Proceeds from disposition of
        Krugerrands                            -            2,220             -
                                       ------------   ------------   ------------
    Net cash provided by investing
        activities                         (23,502)        12,004             -
                                       ------------   ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from sale of
          common stock                     521,799            -               -
                                       ------------   ------------   ------------
NET INCREASE (DECREASE) IN CASH AND
     CASH  EQUIVALENTS                   1,029,706          8,311         (1,786)
CASH AND CASH EQUIVALENTS,
     BEGINNING OF YEAR                      10,103          1,792          3,578
                                       ------------   ------------   ------------
CASH AND CASH EQUIVALENTS, END OF YEAR $ 1,039,809    $    10,103    $     1,792
                                       ============   ============   ============
SUPPLEMENTAL  DISCLOSURES OF
CASH FLOW INFORMATION:
     Cash  paid  for:
     Income  taxes                     $   158,000    $       -       $     -
     Interest                                  -              -             -
SUPPLEMENTAL SCHEDULE OF NONCASH
INVESTING AND FINANCING  ACTIVITIES:
     Additional common stock issued
     for services                      $       -      $    12,920     $     -
     Increase (decrease) in
     partnership interests                    (132)           (73)          573

See  accompanying  notes  to  financial  statements.
DOCUMENT  PAGE:  16  OF  21

METALINE  MINING  &  LEASING  COMPANY
NOTES  TO  FINANCIAL  STATEMENTS

NOTE  1  -  ORGANIZATION  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES:

Organization:

The Company was incorporated in the State of Washington in 1927. Although it has previously been engaged in mineral exploration and continues to hold interests in mineral exploration properties, the Company currently has no active business operations. The Company is currently seeking to acquire an interest in a business opportu-nity.

Summary  of  Significant  Accounting  Policies:

a. Cash and cash equivalents include short-term cash investments that have an initial maturity of 90 days or less.

The Company's marketable securities are stated at estimated fair value at the balance-sheet dates and unrealized losses are reported in stockholders' equity as accumulated other comprehensive income. All such securities are considered to be available-for-sale. Gains and losses are determined using the specific identification method. Investments in coins (gold Krugerrands and silver rounds) are stated at cost which approximates fair value.

c. The Company capitalizes acquisition and exploration costs on nonoperating mining properties and mineral rights for accounting and income tax purposes. Upon commencement of operations, the capitalized costs will be amortized based on proven or probable reserves by the unit of production method so that each unit produced is assigned a prorata portion of the unamortized acquisition costs.

d. Capitalized costs are charged to operations as impairment losses when title to the property has expired or when management believes the properties are not economically feasible to develop or hold for future development.

5. Income tax is provided for the tax effects of transactions reported in the financial statements. Deferred income tax assets are recognized for the estimated future tax benefits of tax-basis operating losses being carried forward. A valuation allowance for deferred tax assets is also recognized when appropriate and reversed as such loss carryovers are utilized on the Company's income tax returns.

f. In 1998 the Company adopted SFAS No. 130, Reporting Comprehensive Income, which establishes rules for the reporting of comprehensive income and its components. Comprehensive income consists of net income (loss) and changes in unrealized losses on securities available-for-sale. The adoption of SFAS 130 had no impact on total stockholders' equity. Prior year financial statements have been reclassified to conform to the SFAS 130 requirements.

7. Basic earnings (loss) per share is computed using the weighted average number of shares outstanding during the years (8,187,000 in 1998, 5,873,000 in 1997, and 4,694,000 in 1996). Diluted income (loss) per share was the same as basic earnings (loss) per share for the years presented.

h. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. DOCUMENT PAGE: 17 OF 21

METALINE  MINING  &  LEASING  COMPANY
NOTES  TO  FINANCIAL  STATEMENTS

NOTE  2  -  INVESTMENTS:

The  Company  had  the  following  investments  at  the  balance-sheet  dates:

                                                     1998           1997
                                                 -------------  ------------
Coins:
     Cost  and  fair  value                      $     13,718   $       -
                                                 -------------  ------------
Marketable  securities:
     Cost                                               5,773         5,773
     Gross  unrealized  holding  loss                  (5,773)       (5,773)
                                                 -------------  ------------
        Fair  value                                       -             -

        Totals                                   $     13,718   $       -
                                                 =============  ============

Coins  consisted  of  the  following:

      44  1-ounce  Krugerrands
     150  1-ounce  silver rounds

Marketable  securities  consisted  of  the  following  investments:

25,000     shares  of  Capitol Silver Mines, Inc.,  a development stage company
31,151 shares of Carson Industries Corporation, which is currently involved in oil and gas exploration
1,477,239  shares  of  Metaline  Contact  Mines  (see  below)

The Company's $100,410 original investment in Metaline Contact Mines had been fully written off as worthless in previous years. In 1998, the shares were sold for net proceeds of $711,377, resulting in a gain of $711,377.

NOTE  3  -  MINING  PROPERTIES:

Investments in mining properties, net of impairment losses recognized, consisted of the following:

                                                         December  31,
                                                 ---------------------------
                                                     1998           1997
                                                 -------------  ------------
Partnership interest in two units of Pondera
  Partners,  Ltd., a drilling project located in
  Teton County, Montana (at cost less equity in
  partnership  losses)                            $      3,911   $    4,043
Twenty-seven  mining claims in the Coeur d'Alene
  Mining district (abandoned  in  1990)                    -            -
Ten unpatented mining claims in Valley County,
  Idaho (abandoned  in  1990)                              -            -
                                                 -------------  ------------
         Totals                                  $       3,911  $     4,043
                                                 =============  =============

                                         9
DOCUMENT  PAGE:  18  OF  21

METALINE  MINING  &  LEASING  COMPANY
NOTES  TO  FINANCIAL  STATEMENTS


NOTE  4  -  COMMON  STOCK:

The Company's Articles of Incorporation were amended December 31, 1983, to reclassify shares and reduce capital to $299,000, comprising 15,000,000 shares of no par value common nonassessable stock. Previously reported paid-in capital has been combined with the balance of no-par common stock in these financial statements. This reclassification had no effect on total stockholders' equity or net income (loss).

During 1995 and 1996, 600,000 and 520,000 shares, respectively, were authorized by the Board of Directors, to be issued in the future, to compensate directors for services performed. The shares authorized by the Board of Directors to compensate Directors for 1995 and 1996 were issued during 1997. During 1997, 1,464,000 shares were issued to Directors for 1997 services. The issue of stock for services is valued using the stock quotation price on the date of issue less 50 percent due to the fact that it is restricted stock.
51
NOTE  5  -  FEDERAL  INCOME  TAXES:

The  provision  for  income  taxes  consisted  of  the  following:

                                                         December  31,
                                                 ---------------------------
                                                     1998           1997
                                                 -------------  ------------

Computed  expected  tax  expense                 $    241,800   $       -

Tax benefit of net operating loss
     carryforward (see below)                          71,300           -
                                                 -------------  ------------
                                                 $    170,500   $       -
                                                 =============  =============

At December 31, 1997, the Company had a deferred tax asset of $71,300, relating to the estimated future tax benefits of current and prior year tax-basis net operating losses carried forward. The deferred tax asset was fully reserved by a valuation allowance. In 1998, the Company was able to recognize the full tax benefits of its carryforward of operating losses and, accordingly, the deferred tax asset valuation allowance was reversed.

NOTE  6  -  CONCENTRATION  OF  CREDIT  RISK:

The Company maintains its cash and cash equivalents in three financial institutions. Balances are insured by the Federal Deposit Insurance Corporation
(FDIC) up to $100,000 per institution. Balances on deposit may occasionally exceed FDIC insured amounts.







                                         10
DOCUMENT  PAGE:  19  OF  21

3.  Exhibits  required  by  Item  601


(1)     Underwriting  Agreement.                                    (1)
(2)     Plan  of  Acquisition,  reorganization,  arrangement,
        liquidation  or  succession.                                (1)


(3)(i)  Articles  of  Incorporation                                 (2)
(3)(ii) Bylaws.                                                     (2)
(4)     Instruments  defining  the  rights  of  security  holders,
        including  indentures.                                      (1)
(9)     Voting  trust  agreements.                                  (1)
(10)    Material  contracts.                                        (1)
(11)    Statement  re:  computation  of  per  share  earnings.      (1)
(12)    Statements  re:  computation  of  ratios.                   (1)
(13)    Annual  report  to  security  holders,  Form  10Q
        or  quarterly  report  to  security  holders.               (1)
(16)    Letter  re:  change  in  certifying  accountant.            (2)
(18)    Letter  re:  change  in  accounting  principles.            (1)
(19)    Subsidiaries  of  the  Registrant.                          (1)
(22)    Publisher  report  regarding  matters  submitted
        to  vote  of  security  holders.                            (1)
(23)    Consents  of  Experts  and  counsel.                               EX 23
(24)    Power  of  Attorney.                                        (1)
(27)    Financial Data Schedule                                            EX 27
(99)    Additional  Exhibits.                                       (1)

               (1)  These  items  have either been omitted or are not applicable
               (2)  Incorporated  by  reference  to  previous  filing

(b) No reports have been filed on Form 8-K during the last fiscal quarter covered by this report.

(c)     Exhibit  (23),  Consent  of  Accountants,  is  filed  herewith

(d)     Financial  Statements  are  filed  herewith

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS

Not  Applicable





















DOCUMENT  PAGE:  20  OF  21

SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act , the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

METALINE MINING & LEASING COMPANY
(Registrant)

By:  /s/ Gregory B. Lipsker                         Date:  4/14/99
GREGORY  B.  LIPSKER,  President
 (Principal  Executive  Officer)


By:  /s/ Eunice R. Campbell                         Date:  4/14/99
EUNICE  R.  CAMPBELL,  Secretary/Treasurer
 (Principal  Financial  Officer)


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ Gregory B. Lipsker                              Date:  4/14/99
GREGORY  B.  LIPSKER,
Director


/s/ William R. Green                                Date:  4/14/99
WILLIAM  R.  GREEN,
Director

/s/ Eunice Campbell                                 Date:  4/14/99
EUNICE  CAMPBELL,
Director