Form 10QSB
period 1999-03-31
METALINE MINING & LEASING CO
filed 1999-05-17
CIK 65224

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

For the quarterly period ended March 31, 1999

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

DOCUMENT PAGE 1 OF 6

                       METALINE MINING AND LEASING COMPANY
                                  FORM 10-QSB
                  For the Quarterly Period Ended March 31, 1999


Item  1  Financial  Information


                      METALINE  MINING  &  LEASING  COMPANY
                              FINANCIAL  STATEMENTS

METALINE MINING & LEASING  COMPANY
BALANCE  SHEET
MARCH  31,  1998  (UNAUDITED)

ASSETS
CURRENT  ASSETS:

Cash  and  cash  equivalents:
     Cash in bank                            $     413,260
     Temporary  cash  investments                  635,220
                                             --------------
Total current assets                             1,048,480

INVESTMENTS                                         13,718

PARTNERSHIP  PROPERTIES                              3,911
                                             --------------

                                             $   1,066,109
                                             ==============

LIABILITIES  AND  STOCKHOLDERS'  EQUITY

CURRENT  LIABILITIES:

Federal  income  tax  payable                       12,500

STOCKHOLDERS'  EQUITY:

     Common  stock, 15,000,000 shares,
     no par value, authorized;
     14,555,668 shares issued and
     outstanding                                   954,282
Accumulated other comprehensive income:
     Unrealized loss, marketable securities         (5,773)
     Retained  earnings                            105,100
                                             --------------

Total  stockholders'  equity                     1,053,609
                                             --------------

                                             $   1,066,109
                                             ==============


See accompanying notes to financial statements
DOCUMENT PAGE 2 OF 6

                       METALINE MINING AND LEASING COMPANY
                                  FORM 10-QSB
                  For the Quarterly Period Ended March 31, 1999


METALINE  MINING  &  LEASING  COMPANY
STATEMENTS  OF  INCOME  (UNAUDITED)

                                   Three Months Ended          Year to date ended
                              --------------------------   --------------------------
                                March 31,     March 31,       March 31,    March 31,
                                  1999         1998            1999          1998
                              ------------  ------------   ------------  ------------

INCOME:

Dividend and interest income  $    11,559   $        20    $    11,559   $        20
                              ------------  ------------   ------------  ------------

EXPENSES:

Professional  fees                  1,660         2,665          1,660         2,665
Office  expense                       522            48            522            48
Taxes,  licenses,  and  fees          400            46            400            46
                              ------------  ------------   ------------  ------------
                                    2,582         2,759          2,582         2,759
                              ------------  ------------   ------------  ------------

NET  INCOME  (LOSS)           $     8,977   $    (2,739)   $     8,977   $    (2,739)
                              ============  ============   ============  ============

BASIC INCOME PER SHARE
  (based  upon weighted
  average shares outstanding) $     NIL     $        NIL   $       NIL   $       NIL
                              ============  ============   ============  ============





















See accompanying notes to financial statements

DOCUMENT PAGE 3 OF 6

                       METALINE MINING AND LEASING COMPANY
                                  FORM 10-QSB
                  For the Quarterly Period Ended March 31, 1999


METALINE  MINING  &  LEASING  COMPANY
STATEMENTS  OF  CASH  FLOWS  (UNAUDITED)

                                                     Three  Months  Ended
                                                          March  31,
                                              ---------------------------------
                                                     1999            1998
                                              ----------------   --------------
INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS

CASH FLOWS FROM OPERATING ACTIVITIES:

Net  income  (loss)                           $         8,977    $      (2,739)
  Adjustments to reconcile net
  income (loss)  to  net  cash
  provided  by  (used  in) operations:
    Increase  (decrease)  in:
    Accounts  payable                                    (306)         (21,626)
                                              ----------------   --------------

    Net cash provided by (used in)
    operating activities                                8,671          (24,365)
                                              ----------------   --------------

CASH FLOWS FROM INVESTING ACTIVITIES:

    Deposit  received                                     -             48,922
    Purchase of Krugerrands and
      silver rounds                                       -            (13,718)
                                              ----------------   --------------
    Net cash provided by
      investing  activities                               -             35,204
                                              ----------------   --------------

NET INCREASE IN CASH AND CASH EQUIVALENTS               8,671           10,839

CASH AND CASH EQUIVALENTS, BEGINNING
    OF  PERIOD                                      1,039,809           10,103
                                              ----------------   --------------

CASH  AND  CASH  EQUIVALENTS, END OF PERIOD   $     1,048,480    $      20,942
                                              ================   ==============








See accompanying notes to financial statements

DOCUMENT PAGE 4 OF 6

                       METALINE MINING AND LEASING COMPANY
                                  FORM 10-QSB
                  For the Quarterly Period Ended March 31, 1999


METALINE  MINING  &  LEASING  COMPANY
NOTES  TO  FINANCIAL  STATEMENTS

NOTE  -  BASIS  OF  PRESENTATION:

The financial statements included herein have been prepared by Metaline Mining & Leasing Company (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations. In the opinion of management of the Company, the foregoing statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 1999, and its results of operations for the three month period ended March 31, 1999 and 1998, and its cash flows for the three month period ended March 31, 1999 and 1998. The interim results reflected in the foregoing financial statements are not considered indicative of the results expected for the full fiscal year.

Item  2.  Management's  Discussion  and  Analysis  or  Plan  of  Operation

The Registrant has no revenues from operations. It's only income has been derived from interest.

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

The Company does not currently have any employees and anticipates utilizing the services of consultants to accomplish its plan of operation. The Company currently has sufficient resources to meet its financial obligations for the next twelve months.

                           PART  II - OTHER INFORMATION

Item  6.  Exhibits  and  Reports  of  Form  8-K

(b)  Reports  on  Form  8-K

During the Quarter ended March 31, 1999 the Registrant filed the following Form 8-Ks:

Date  of  Report          Item  Reported
----------------------    ---------------------------------------------------
February  16,  1999       Item 4. Change in Registrants Certifying Accountant
February  16,  1999       Item 4. Change in Registrants Certifying Accountant
                              (accountant's  confirming  letter)
March  8,  1999           Item 4. Change in Registrants Certifying Accountant
March  29,  1999          Item 5. Other Events (re change of transfer agent)


DOCUMENT PAGE 5 OF 6

                       METALINE MINING AND LEASING COMPANY
                                  FORM 10-QSB
                  For the Quarterly Period Ended March 31, 1999


********************************************************************************
                                   SIGNATURES
********************************************************************************

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

METALINE  MINING  &  LEASING  COMPANY
(Registrant)




By: /s/Gregory B. Lipsker                          Date:  May 14, 1999
__________________________________________
GREGORY B. LIPSKER, President
(Principal Executive Officer)

By: /s/ Eunice R. Campbell                         Date:  May 14, 1999
__________________________________________
EUNICE R. CAMPBELL, Secretary/Treasurer
(Principal Financial Officer)