Form 10QSB
period 1999-06-30
METALINE MINING & LEASING CO
filed 1999-08-16
CIK 65224

DOWNLOAD FORMATTING INSTRUCTIONS FOR CORRECT PAGINATION:
     PAGE SETUP: .5"TOP, .5"BOTTOM, .5"LEFT, .5"RIGHT
     TYPE: COURIER NEW, 10pt EXCEPT WHERE INDICATED OTHERWISE WITHIN THE TEXT












(THIS SPACE LEFT INTENTIONALLY BLANK)

********************************************************************************

                      SECURITIES  AND  EXCHANGE  COMMISSION
                           Washington,  D.C.  20549

                                FORM  10-QSB

[  X  ]  QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15(d) OF THE SECURITIES
       EXCHANGE  ACT  OF  1934

For  the  quarterly  period  ended  June  30,  1999

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

                     METALINE  MINING  AND  LEASING  COMPANY
                                 FORM  10-QSB
               FOR  THE  QUARTERLY  PERIOD  ENDED  JUNE  30,  1999

                         PART I. - FINANCIAL INFORMATION

Item  1  Financial  Information

METALINE  MINING  &  LEASING  COMPANY


BALANCE  SHEET
JUNE  30,  1999
(UNAUDITED)

ASSETS

CURRENT  ASSETS:
Cash  and  cash  equivalents:
Cash  in  bank                            $     411,297
Temporary  cash  investments                    640,285
                                          --------------
Total  current  assets                        1,051,582

INVESTMENTS                                      13,718

PARTNERSHIP  PROPERTIES                           3,911
                                          --------------
                                          $   1,069,211
                                          ==============

LIABILITIES  AND  STOCKHOLDERS'  EQUITY

CURRENT  LIABILITIES:

Federal  income  tax  payable             $     12,500

STOCKHOLDERS'  EQUITY:

Common stock--15,000 shares,
no par value, authorized;
14,555,668 shares issued
and outstanding                                 954,282
Accumulated other comprehensive  income:
Unrealized loss, marketable securities           (5,773)
Retained  earnings                              108,202
                                          --------------
Total  stockholders'  equity                  1,056,711
                                          --------------
                                          $   1,069,211
                                          ==============

                     METALINE  MINING  AND  LEASING  COMPANY
                                 FORM  10-QSB
               FOR  THE  QUARTERLY  PERIOD  ENDED  JUNE  30,  1999

METALINE  MINING  &  LEASING  COMPANY
STATEMENTS  OF  INCOME  (UNAUDITED)


                                   Six Months Ended            Year to date ended
                                       June 30,                      June 30,
                              --------------------------   --------------------------
                                  1999         1998            1999          1998
                              ------------  ------------   ------------  ------------

INCOME:

Dividend and interest income  $    11,106   $     1,782    $    22,665   $     1,802
                              ------------  ------------   ------------  ------------

EXPENSES:

Directors' fees                        -            300             -            300
Professional fees                    7,288       16,439           8,948       19,104
Office  expense                         43          302             565          350
Taxes, licenses, and fees              673          481           1,073          527
                              ------------  ------------   ------------  ------------
                                     8,004       17,522          10,586       20,281
                              ------------  ------------   ------------  ------------
INCOME (LOSS) BEFORE
OTHER INCOME (EXPENSE)
AND INCOME TAX                       3,102      (15,740)         12,079      (18,479)

OTHER  INCOME  (EXPENSE):
 Gain  on  sale  of  investments       -        711,377             -        711,377
                              ------------  ------------   ------------  ------------

INCOME BEFORE PROVISION
FOR FEDERAL INCOME  TAXES            3,102      695,637          12,079      692,898

PROVISION FOR FEDERAL
INCOME TAXES                            -       158,000             -        158,000
                              ------------  ------------   ------------  ------------

NET  INCOME                   $     3,102   $   537,637    $    12,079   $   534,898
                              ============  ============  =============  ============

BASIC INCOME PER SHARE
(based upon weighted
average shares outstanding)   $     NIL     $     .07      $     NIL    $       .07
                              ============  ============  =============  ============


                     METALINE  MINING  AND  LEASING  COMPANY
                                 FORM  10-QSB
               FOR  THE  QUARTERLY  PERIOD  ENDED  JUNE  30,  1999


METALINE  MINING  &  LEASING  COMPANY
STATEMENTS  OF  CASH  FLOWS  (UNAUDITED)


                                                         Six Months Ended
                                                            June  30,
                                                    ---------------------------
                                                        1999          1998
                                                    ------------   ------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

CASH  FLOWS FROM OPERATING ACTIVITIES:

Net income                                           $   12,079    $   534,898
Adjustments to reconcile net income to net cash
 provided by operating activities:
Decrease in accounts payable                               (306)       (21,665)
                                                    ------------   ------------

    Net cash provided by operating activities            11,773        513,233
                                                    ------------   ------------

CASH  FLOWS  FROM  INVESTING  ACTIVITIES:

Deposit received                                            -           (9,784)
Purchase of Krugerrands and silver rounds                   -          (13,718)
                                                    ------------   ------------
    Net cash used in investing activities                   -          (23,502)
                                                    ------------   ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                11,773        489,731

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD        1,039,809         10,103
                                                    ------------   ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD            $ 1,051,582    $   499,834
                                                    ============   ============



















                     METALINE  MINING  AND  LEASING  COMPANY
                                 FORM  10-QSB
               FOR  THE  QUARTERLY  PERIOD  ENDED  JUNE  30,  1999

METALINE  MINING  &  LEASING  COMPANY
NOTE  TO  FINANCIAL  STATEMENTS


NOTE  -  BASIS  OF  PRESENTATION:

The financial statements included herein have been prepared by Metaline Mining &
Leasing Company (the Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations. In the opinion of management of the Company, the foregoing statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 1999, and its results of operations for the six-month period ended June 30, 1999 and 1998, and its cash flows for the six-month period ended June 30, 1999 and 1998. The interim results reflected in the foregoing financial statements are not considered indicative of the results expected for the full fiscal year.








































                     METALINE  MINING  AND  LEASING  COMPANY
                                 FORM  10-QSB
               FOR  THE  QUARTERLY  PERIOD  ENDED  JUNE  30,  1999

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

                            PART II OTHER INFORMATION

Item  5  Other  Information

YEAR  2000  ISSUES

Throughout the information technology industry, the use of two-digit fields was common practice in the design of hardware, systems software, proprietary applications and system interfaces. The Year 2000 problem is pervasive and complex. The issue is whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail.

The Company recognizes the need to ensure its operations will not be adversely impacted by Year 2000 software failures and has assessed Year 2000 risks. This assessment includes the identification of necessary changes to computer hardware and software applications that will attempt to ensure availability and integrity of the Company's information systems and the reliability of its financial and operational systems.

The Company has reviewed its financial, information and operational systems in order to identify those products, services or systems that are not Year 2000 compliant. As a result of this review, the Company has modified or replaced certain information and operational systems so they will be Year 2000 compliant.
These modifications and replacements are being, and will continue to be, made in conjunction with the Company's overall systems initiatives. The total cost of these Year 2000 compliance activities is not anticipated to be material to the Company's financial position or its results of operations.









                     METALINE  MINING  AND  LEASING  COMPANY
                                 FORM  10-QSB
               FOR  THE  QUARTERLY  PERIOD  ENDED  JUNE  30,  1999

Based on available information, the Company does not believe any material exposure to significant business interruption exists as a result of Year 2000 compliance issues. These costs and the timing in which the Company plans to complete its Year 2000 modifications are based on management's best estimates.
However, there can be no assurance that the Company will timely identify and remediate all significant Year 2000 problems, that remedial efforts will not involve significant time and expense, or that such problems will not have a material adverse effect on the Company's business, results of operations or financial position.

The Company also faces risk to the extent that its borrowers, vendors, service providers and others with whom the Company transacts business may not comply with Year 2000 requirements. The Company has not, to date, made any assessment of the Year 2000 risks associated with these third party associations to determine the extent to which the Company is vulnerable to these third parties failure to remediate their own Year 2000 issues. In the event any such third parties are not Year 2000 compliant, the Company's results of operations could be materially adversely affected.


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

METALINE  MINING  &  LEASING  COMPANY
(Registrant)




By: /s/ Gregory B. Lipsker                          Date:  August 11 1999
__________________________________________
GREGORY B. LIPSKER, President
(Principal Executive Officer)

By: /s/ Eunice R. Campbell                         Date:  August 11, 1999
__________________________________________
EUNICE R. CAMPBELL, Secretary/Treasurer
(Principal Financial Officer)













