Form 10QSB
period 1999-09-30
METALINE MINING & LEASING CO
filed 1999-11-15
CIK 65224

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

For  the  quarterly  period  ended September 30,  1999

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

                     METALINE  MINING  AND  LEASING  COMPANY
                                 FORM  10-QSB
               FOR  THE  QUARTERLY  PERIOD  ENDED SEPTEMBER 30,  1999

                         PART I. - FINANCIAL INFORMATION

Item  1  Financial  Information

METALINE  MINING  &  LEASING  COMPANY


BALANCE  SHEET
SEPTEMBER  30,  1999
(UNAUDITED)

ASSETS

CURRENT  ASSETS:
Cash  and  cash  equivalents:
Cash  in  bank                            $     404,317
Temporary  cash  investments                    645,466
                                          --------------
Total  current  assets                        1,049,783

INVESTMENTS                                      13,718

PARTNERSHIP  PROPERTIES                           3,911
                                          --------------
                                          $   1,067,412
                                          ==============

LIABILITIES  AND  STOCKHOLDERS'  EQUITY

CURRENT  LIABILITIES:

Federal  income  tax  payable             $      1,487

STOCKHOLDERS'  EQUITY:

Common stock--15,000 shares,
no par value, authorized;
14,555,668 shares issued
and outstanding                                 954,282
Accumulated other comprehensive  income:
Unrealized loss, marketable securities           (5,773)
Retained  earnings                              117,416
                                          --------------
Total  stockholders'  equity                  1,065,925
                                          --------------
                                          $   1,067,412
                                          ==============

                     METALINE  MINING  AND  LEASING  COMPANY
                                 FORM  10-QSB
             FOR  THE  QUARTERLY  PERIOD  ENDED SEPTEMBER 30,  1999

METALINE  MINING  &  LEASING  COMPANY
STATEMENTS  OF  INCOME  (UNAUDITED)


                                  Nine Months Ended            Year to date ended
                                    September 30,                  September 30,
                              --------------------------   --------------------------
                                  1999         1998            1999          1998
                              ------------  ------------   ------------  ------------

INCOME:

Dividend and interest income  $     9,864   $     5,827    $    32,529   $     7,629
                              ------------  ------------   ------------  ------------

EXPENSES:

Directors' fees                        -            -               -            300
Professional fees                      234          300           9,182       19,404
Office  expense                         46          -               611          350
Taxes, licenses, and fees              370           34           1,443          561
                              ------------  ------------   ------------  ------------
                                       650          334          11,236       20,615
                              ------------  ------------   ------------  ------------
INCOME (LOSS) BEFORE
OTHER INCOME (EXPENSE)
AND INCOME TAX                       9,214        5,493          21,293      (12,986)

OTHER  INCOME  (EXPENSE):
 Gain  on  sale  of  investments       -            -               -        711,377
                              ------------  ------------   ------------  ------------

INCOME BEFORE PROVISION
FOR FEDERAL INCOME  TAXES            9,214        5,493          21,293      698,391

PROVISION FOR FEDERAL
INCOME TAXES                            -           -               -        158,000
                              ------------  ------------   ------------  ------------

NET  INCOME                   $      9,214  $     5,493    $     21,293  $   540,391
                              ============  ============   ============  ============

BASIC INCOME PER SHARE
(based upon weighted
average shares outstanding)   $     NIL     $     NIL      $     NIL    $       .07
                              ============  ============  =============  ============


                     METALINE  MINING  AND  LEASING  COMPANY
                                 FORM  10-QSB
            FOR  THE  QUARTERLY  PERIOD  ENDED SEPTEMBER 30,  1999


METALINE  MINING  &  LEASING  COMPANY
STATEMENTS  OF  CASH  FLOWS  (UNAUDITED)


                                                        Nine Months Ended
                                                          September 30,
                                                    ---------------------------
                                                        1999          1998
                                                    ------------   ------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

CASH  FLOWS FROM OPERATING ACTIVITIES:

Net income                                           $   21,293    $   540,391
Adjustments to reconcile net income to net cash
 provided by operations:
Decrease in:
  Accounts payable                                         (306)       (21,665)
  Federal income tax payable                            (11,013)           -
                                                    ------------   ------------

    Net cash provided by operating activities             9,974        518,726
                                                    ------------   ------------

CASH  FLOWS  FROM  INVESTING  ACTIVITIES:

Deposit received                                            -           (9,784)
Purchase of Krugerrands and silver rounds                   -          (13,718)
                                                    ------------   ------------
    Net cash provided by investing activities               -          (23,502)
                                                    ------------   ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                 9,974        495,224

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD        1,039,809         10,103
                                                    ------------   ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD            $ 1,049,783    $   505,327
                                                    ============   ============

















                     METALINE  MINING  AND  LEASING  COMPANY
                                 FORM  10-QSB
               FOR  THE  QUARTERLY  PERIOD  ENDED SEPTEMBER 30,  1999

METALINE  MINING  &  LEASING  COMPANY
NOTE  TO  FINANCIAL  STATEMENTS



NOTE  -  BASIS  OF  PRESENTATION:

The financial statements included herein have been prepared by Metaline Mining &
Leasing Company (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations. In the opinion of management of the Company, the foregoing statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 1999, and its results of operations for the three month period ended September 30, 1999 and 1998, and its cash flows for the three month period ended September 30, 1999 and 1998. The interim results reflected in the foregoing financial statements are not considered indicative of the results expected for the full fiscal year.






































                     METALINE  MINING  AND  LEASING  COMPANY
                                 FORM  10-QSB
               FOR  THE  QUARTERLY  PERIOD  ENDED SEPTEMBER 30,  1999

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








                     METALINE  MINING  AND  LEASING  COMPANY
                                 FORM  10-QSB
               FOR  THE  QUARTERLY  PERIOD  ENDED SEPTEMBER 30,  1999

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


SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

METALINE  MINING  AND  LEASING  COMPANY



BY:  /s/ Gregory B. Lipsker                           DATE:  November  10,  1999
       GREGORY  B.  LIPSKER,  President


BY:  /s/ Eunice R. Campbell                           DATE:  November  10,  1999
     EUNICE  R.  CAMPBELL,  Secretary



















