Form 10KSB
period 1999-12-31
METALINE MINING & LEASING CO
filed 2000-03-30
CIK 65224

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
                                 Form  10-KSB

(Mark  One)
[X]     Annual  report  pursuant  to  section  13  or  15(d)  of  the Securities
         Exchange  Act  of  1934  [Fee  Required]  for  the  fiscal  year  ended
         December  31,  1999,  or
[  ]    Transition  report  pursuant  to  section  13 or 15(d) of the Securities
         Exchange  Act  of  1934  [No  Fee  Required]  for the transition period
         from              to

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

State  issuer's  revenues  for  its  most  recent  fiscal  year.       $46,848

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) [Amended in release
No. 33-7419 (85,938), effective June  13,  1997,  62  F.R.  26387.]     $0.00



DOCUMENT  PAGE:  1  OF  20

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











DOCUMENT PAGE: 2 OF 20

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







DOCUMENT PAGE: 3 OF 20

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

(D)     UNREGISTERED  SALES

During the period covered by this report the Company has sold no equity securities that were not registered under the Securities Act of 1933, as amended.

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

During 1999, the Company's only revenue was interest income in the amount of $46,848.

The Registrant is currently seeking to acquire an interest in an as-yet unidentified business opportunity. Due to the Registrant's limited assets, it is anticipated that any such acquisition would be a "reverse take-over" accomplished through a merger or share exchange. In such event, the Registrant's existing shareholders would likely become minority shareholders in the surviving entity. The Company is not currently evaluating any specific business opportunity.

DOCUMENT PAGE: 4 OF 20

The Company believes it can satisfy it's foreseeable cash requirements. The Company does not believe that it will have to raise additional funds in the next twelve months.

ITEM  7.      FINANCIAL  STATEMENTS

Financial Statements of the Company for the fiscal years ended December 31, 1998 and December 31, 1999 audited by LeMaster & Daniels PLLC, are included elsewhere in this Form 10-KSB.

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

The Registrant has engaged LeMaster & Daniels PLLC as Independent Auditor for the year ended December 31, 2000.

                                    PART III

ITEM  9.     DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND CONTROL  PERSONS;
             COMPLIANCE  WITH  SECTION  16(A)  OF  THE  EXCHANGE  ACT

DIRECTORS  AND  EXECUTIVE  OFFICERS

(A)     IDENTIFICATION  OF  DIRECTORS

Set forth below is the name, age and length of service of the Company's present directors:

NAME  (AGE)                    POSITION               LENGTH  OF  SERVICE
--------------------------     -------------------    -------------------
Albert  Zlotnick  (76)         Director,  Chairman    Since  1998
William  R.  Green  (61)       Director               Since  1993
Gregory  B.  Lipsker  (49)     Director               Since  1993
Eunice  R.  Campbell  (54)     Director               1992  and  since 1994

The directors are elected for a one-year term until their successors have been elected and qualified. There are no arrangements or understandings between any of the directors and other persons pursuant to which such person was selected as a director.

(B)     IDENTIFICATION  OF  EXECUTIVE  OFFICERS

Set forth below is the name, age and length of service of the Company's present Executive Officers:

NAME  (AGE)                    POSITION                         LENGTH OF SERVICE
-----------------------------  ------------------------------   -----------------
Gregory  B.  Lipsker  (49)     President                        Since  1994
William  R.  Green  (61)       Vice President/Asst. Secretary   Since  1994
Eunice  R.  Campbell  (54)     Secretary/Treasurer               Since  1992

DOCUMENT PAGE: 5 OF 20

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

Dr. William R. Green - William R. Green is a mining engineer and geologist, and was a professor of mining engineering at the University of Idaho from 1965 to 1983. He has been actively involved in the mining business since 1962 and is a former officer and director of Yamana Resources and currently an officer and director of Canadian public companies: Maya Gold Limited and Petromin Resources Ltd., and U.S. public companies Mines Management, Inc. and Cimarron Grandview Group, Inc.

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

(F)     PROMOTERS  AND  CONTROL  PERSONS

Not  Applicable

COMPLIANCE  WITH  SECTION  16(A)  OF  THE  EXCHANGE  ACT

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Registrant pursuant to Section 240.16a-3 during its most recent fiscal year and Form 5 and amendments thereto furnished to the Registrant with respect to the most recent fiscal year, all executive officers and directors of the Company timely filed the reports required under Section 16(a) of the Securities Exchange Act of 1934, as amended.
DOCUMENT PAGE: 6 OF 20

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

Summary  Compensation  Table
----------------------------
                                                        Long-Term Compensation

          Annual  Compensation                     Awards                 Payouts
-------------------------------------------  ----------------------  ------------------
(a)             (b)    (c)    (d)     (e)    (f)         (g)         (h)     (i)
Name                                 Other   Restricted  Securities
and                                  Annual  Stock       Underlying  LTIP     All Other
Principal       Year  Salary  Bonus  Comp.   Awards(1)   Options/    Payouts  Comp.
Position               ($)     ($)    ($)     ($)        SARs(#)      ($)      ($)
--------------  ----  ------  -----  ------  ----------  ----------  -------  ---------
Gregory B.
  Lipsker       1997     $0     $0     $0         $0         -0-        $0       $0
  President     1998     $0     $0     $0         $0         -0-        $0       $0
  and Director  1999     $0     $0     $0         $0         -0-        $0       $0

(B)     DIRECTOR  COMPENSATION  FOR  LAST  FISCAL  YEAR

             Cash Compensation                              Security Grants
-------------------------------------------  ------------------------------------------

                                                                          Number of
                    Annual     Meeting       Consulting    Number of      Securities
                    Retainer   Fees ($)      Fees/Other    Shares (#)     Underlying

Name                Fees ($)                 Fees ($)                     Options/SARs(#)
(a)                 (b)        (c)           (d)           (e)            (f)
------------------  ---------  ------------  ------------  -------------  ---------------
Gregory  Lipsker       $-0-           -0-           -0-             0             0
William  R.  Green     $-0-           -0-           -0-             0             0
Eunice Campbell        $-0-           -0-           -0-             0             0

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



DOCUMENT PAGE: 7 OF 20

                                   Amount  and  Nature  of
                                   Beneficial  Ownership

Name  of  Person                   (all  direct  unless
or  Group  (1)                     otherwise  noted)               % of Class
----------------------------------  ------------------------        ----------

Principal  Shareholders:

None

Directors and Executive Officers:

Albert  M.  Zlotnick                      7,277,834                  50.00%
     301  City  Ave.
     Bala  CynWyd,  PA  19004
Greg  Lipsker                             1,001,500                   6.88%
     714 Washington Mutual
       Financial Center
     601  W.  Main  Avenue
     Spokane,  WA  99201
William  Green                              896,000                   6.15%
     905  W. Riverside, Ste. 311
     Spokane,  WA  99201
Eunice  R.  Campbell                        595,000                   4.09%
     301  S.  Chestnut,  Ste. #6
     Spokane,  WA  99204

All  executive  officers  and             9,770,334                  67.12%
directors as a group (4 persons)

(1) The positions of those persons who are directors or executive officers of the Registrant are set out in Item 9.

ITEM  12.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

(A)     TRANSACTIONS  WITH  MANAGEMENT  AND  OTHERS

None

(B)     CERTAIN  BUSINESS  RELATIONSHIPS

None














DOCUMENT PAGE: 8 OF 20

ITEM  13.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a).     Exhibits  required  by  Item  601                              (1)

        (3)(i)     Articles  of  Incorporation                          (2)
        (3)(ii)    Bylaws.                                              (2)
        (13)       Annual report to security holders, Form 10Q
                   or  quarterly  report  to  security  holders.        (2)


                  (1)  Omitted  Exhibits  not  applicable
                  (2)  Incorporated  by  reference  to  previous  filing

         Financial  Statements

                  Independent  Auditors'  Reports

                  Balance  Sheets  at  December  31,  1999  and 1998

                  Statements  of  Income  (Loss)
                    for the years ended December 31, 1999, and 1998

                  Statements  of  Stockholders'  Equity
                    for  the  years  ended  December  31,  1997 - 1999

                  Statements  of  Cash  Flows
                    for the years ending December 31, 1999, and 1998

                   Notes  to  Financial  Statements

(b) No reports have been filed on Form 8-K during the last fiscal quarter covered by this report.




























DOCUMENT PAGE: 9 OF 20

                              FINANCIAL  STATEMENTS  AND
                            INDEPENDENT  AUDITORS'  REPORT

                            DECEMBER  31,  1999  AND  1998
                         METALINE  MINING  &  LEASING  COMPANY
                         -------------------------------------

                                       CONTENTS

                                                                            Page

INDEPENDENT  AUDITORS'  REPORT                                                 2

FINANCIAL  STATEMENTS:

     Balance  sheets                                                           3

     Statements  of  income                                                    4

     Statements  of  stockholders'  equity                                     5

     Statements  of  cash  flows                                               6

     Notes  to  financial  statements                                        7-9



































DOCUMENT PAGE: 10 OF 20

INDEPENDENT  AUDITORS'  REPORT



Board  of  Directors
Metaline  Mining  &  Leasing  Company
Spokane,  Washington


We have audited the accompanying balance sheets of Metaline Mining & Leasing Company (a Washington Corporation) as of December 31, 1999 and 1998, and the related statements of income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Metaline Mining & Leasing Company as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.






/s/ LeMaster & Daniels PLLC




Spokane,  Washington
March  7,  2000
















Accountants' page 1
DOCUMENT PAGE: 11 OF 20

METALINE  MINING  &  LEASING  COMPANY

BALANCE  SHEETS

                                                        December 31,
                                              --------------------------------
                                                   1999              1998
                                              --------------    --------------
ASSETS

CURRENT  ASSETS:
Cash                                         $      404,911     $     411,866
Temporary cash investments                          654,813           627,943
                                              --------------    --------------
     Total cash and cash equivalents              1,059,724         1,039,809

INVESTMENTS                                          13,614            13,718

PARTNERSHIP PROPERTIES                                4,122             3,911
                                              --------------    --------------
                                              $   1,077,460     $   1,057,438
                                              ==============    ==============

LIABILITIES  AND  STOCKHOLDERS'  EQUITY

CURRENT  LIABILITIES:
Accounts payable                             $            9     $         306
Federal income tax payable                            5,013            12,500
                                              --------------    --------------
     Total current liabilities                        5,022            12,806
                                              --------------    --------------

STOCKHOLDERS'  EQUITY:
Common stock--15,000,000 shares,
  no par value,  authorized;
  14,555,668 shares issued and outstanding          954,282           954,282
Accumulated other comprehensive  income:
Unrealized loss, marketable securities               (5,877)           (5,773)
Retained earnings                                   124,033            96,123
                                              --------------    --------------
     Total stockholders' equity                   1,072,438         1,044,632
                                              --------------    --------------

                                              $   1,077,460     $   1,057,438
                                              ==============    ==============











See  accompanying  notes  to  financial  statements.
Accountants' page 2
DOCUMENT PAGE: 12 OF 20

METALINE  MINING  &  LEASING  COMPANY

STATEMENTS  OF  INCOME
----------------------





                                         Years Ended December 31,
                                       ---------------------------
                                           1999           1998
                                       ------------   ------------

INCOME:
Dividend and interest income           $    46,848    $    15,962

                                       ------------   ------------

EXPENSES:
Directors' fees                                -              300
Professional fees                           12,691         15,516
Office expense                               1,907            336
Taxes, licenses, and fees                      528            102

                                       ------------   ------------
                                            15,126         16,254
                                       ------------   ------------

INCOME (LOSS) BEFORE OTHER INCOME
    (EXPENSE) AND INCOME TAX                31,722           (292)

                                       ------------   ------------
OTHER  INCOME  (EXPENSE):
Income (loss) from partnership interests       157           (182)
Gain on sale of investments                    -          711,377
                                               157        711,195
                                       ------------   ------------

INCOME BEFORE FEDERAL INCOME TAX            31,879        710,903

PROVISION FOR FEDERAL INCOME TAX             3,969        170,500

                                       ------------   ------------

NET INCOME                             $    27,910    $   540,403
                                       ============   ============

BASIC EARNINGS PER SHARE (based on
weighted average shares outstanding)           NIL    $      0.07
                                       ============   ============











See  accompanying  notes  to  financial  statements.
Accountants' page 3
DOCUMENT PAGE: 13 OF 20

METALINE  MINING  &  LEASING  COMPANY

STATEMENTS OF STOCKHOLDERS' EQUITY YEARS ENDED DECEMBER 31, 1999 AND 1998
---------------------------------------------------------------------------



                                                 Accumulated
                       Number  of                Other          Retained
                       Shares       Common       Comprehensive  Earnings
                       Outstanding  Stock        Income         (Deficit)    Total
                       -----------  -----------  -------------  -----------  -----------

BALANCES,
DECEMBER 31, 1997        7,277,834  $   432,483  $     (5,773)  $ (444,280)  $  (17,570)

ADD (DEDUCT):
COMPREHENSIVE INCOME:
  Net income                   -            -             -        540,403      540,403
                       -----------  -----------  -------------  -----------  -----------
COMPREHENSIVE INCOME                                                            540,403
                                                                             -----------
  Shares issued
    for cash            7,277,834      521,799            -            -        521,799

                       -----------  -----------  -------------  -----------  -----------
BALANCES,
DECEMBER 31, 1998      14,555,668      954,282         (5,773)      96,123    1,044,632

ADD (DEDUCT):
COMPREHENSIVE INCOME:
  Unrealized loss in
    marketable
    securities                -            -             (104)         -          (104)
  Net income                  -            -              -         27,910      27,910
                       -----------  -----------  -------------  -----------  -----------
COMPREHENSIVE INCOME                                                            27,806
                                                                             -----------
BALANCES,
DECEMBER 31, 1999       14,555,668  $  954,282   $      (5,877)  $ 124,033   $1,072,438
                      ============  ===========  ==============  ==========  ===========

















See  accompanying  notes  to  financial  statements.
Accountants' page 4
DOCUMENT PAGE: 14 OF 20

METALINE  MINING  &  LEASING  COMPANY

STATEMENTS  OF  CASH  FLOWS
---------------------------

                                                             December 31,
                                                   --------------------------------
                                                        1999              1998
                                                   --------------    --------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
CASH  FLOWS  FROM  OPERATING  ACTIVITIES:
     Net income                                    $      27,910      $    540,403
     Adjustments to reconcile net income to net
       cash provided by operating activities:
       (Income) loss from partnership interest              (211)              132
       Increase (decrease) in:
         Accounts payable                                   (297)          (21,626)
         Federal income tax payable                       (7,487)           12,500
                                                   --------------    --------------
Net cash provided by operating activities                 19,915           531,409
                                                   --------------    --------------

CASH  FLOWS  FROM  INVESTING  ACTIVITIES:
     Deposit received                                        -              (9,784)
     Purchase of Krugerrands and silver rounds               -             (13,718)
                                                   --------------    --------------
Net cash used in investing activities                        -             (23,502)
                                                   --------------    --------------

CASH  FLOWS  FROM  FINANCING  ACTIVITIES:
     Proceeds from sale of common stock                      -             521,799
                                                   --------------    --------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                 19,915         1,029,706

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR           1,039,809            10,103
                                                   --------------    --------------

CASH AND CASH EQUIVALENTS, END OF YEAR             $   1,059,724     $   1,039,809
                                                   ==============    ==============















See  accompanying  notes  to  financial  statements.
Accountants' page 5
DOCUMENT PAGE: 15 OF 20

METALINE  MINING  &  LEASING  COMPANY
NOTES  TO  FINANCIAL  STATEMENTS

NOTE  1  -  ORGANIZATION  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES:
------------------------------------------------------------------------------
Organization:

The Company was incorporated in the state of Washington in 1927. Although it has previously been engaged in mineral exploration and continues to hold interests in mineral exploration properties, the Company currently has no active business operations. The Company is currently seeking to acquire an interest in a business opportunity.

Summary  of  Significant  Accounting  Policies:

a. Cash and cash equivalents include short-term cash investments that have an initial maturity of 90 days or less.

b. The Company's marketable securities are stated at estimated fair value at the balance-sheet dates and unrealized losses are reported in stockholders' equity as accumulated other comprehensive income. All such securities are considered to be available-for-sale. Gains and losses are determined using the specific identification method. Investments in coins (gold Krugerrands and silver rounds) are stated at cost which approximates fair value.

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

e. Income tax is provided for the tax effects of transactions reported in the financial statements. Deferred income tax assets are recognized for the estimated future tax benefits of tax-basis operating losses being carried forward. A valuation allowance for deferred tax assets is also recognized when appropriate and reversed as such loss carryovers are utilized on the Company's income tax returns.

f. In 1998 the Company adopted SFAS No. 130, "Reporting Comprehensive Income," which establishes rules for the reporting of comprehensive income and its components. Comprehensive income consists of net income (loss) and changes in unrealized losses on securities available-for-sale. The adoption of SFAS No. 130 had no impact on total stockholders' equity.

g. Basic earnings (loss) per share is computed using the weighted average number of shares outstanding during the years (14,556,000 in 1999, 8,187,000 in 1998). Diluted income (loss) per share was the same as basic earnings (loss) per share for the years presented.

h. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Accountants' page 6
DOCUMENT PAGE: 16 OF 20

METALINE  MINING  &  LEASING  COMPANY
NOTES  TO  FINANCIAL  STATEMENTS

NOTE  2  -  INVESTMENTS:
------------------------

The  Company  had  the  following  investments  at  the  balance-sheet  dates:

                                                    1999            1998
                                               -------------   -------------
     Coins:
       Cost  and  fair  value                  $     13,614   $     13,718
                                               -------------   -------------
     Marketable  securities:
       Cost                                           5,773          5,773
       Gross  unrealized  holding  loss              (5,773)        (5,773)
                                               -------------   -------------
     Totals                                    $     13,614    $    13,718
                                               =============   =============

Coins  consisted  of  the  following:

-     44  1-ounce  Krugerrands
-     150  1-ounce  silver  rounds

Marketable  securities  consisted  of  the  following  investments:

-     25,000  shares  of Capitol Silver Mines, Inc., a development stage company
-     31,151 shares of Carson Industries Corporation which is currently involved in  oil  and  gas  exploration
-     1,477,239  shares  of  Metaline  Contact  Mines  (see  below)

The Company's $100,410 original investment in Metaline Contact Mines had been fully written off as worthless in previous years. In 1998, the shares were sold for net proceeds of $711,377, resulting in a gain of $711,377.


NOTE  3  -  MINING  PROPERTIES:
-------------------------------

Investments in mining properties, net of impairment losses recognized, consisted of the following:

                                                                December  31,
                                                               ---------------
                                                                1999     1998
                                                               ------  -------
Partnership interest in two units of Pondera Partners, Ltd., a drilling project located in Teton County, Montana (at
cost  less  equity  in  partnership  losses)                   $4,122   $3,911









DOCUMENT PAGE: 17 OF 20

METALINE  MINING  &  LEASING  COMPANY
NOTES  TO  FINANCIAL  STATEMENTS


NOTE  4  -  FEDERAL  INCOME  TAXES:
-----------------------------------

The  provision  for  income  taxes  consisted  of  the  following:

                                                             Years  Ended
                                                             December 31,
                                                          ------------------
                                                            1999      1998
                                                          --------  --------
Computed  expected  tax  expense                          $  3,969  $241,800
Tax benefit of net operating loss carryforward (see below)     -     (71,300)
                                                          --------  --------
                                                          $  3,969  $170,500
                                                          ========  ========

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


NOTE  5  -  CONCENTRATION  OF  CREDIT  RISK:
--------------------------------------------


The Company maintains its cash and cash equivalents in three financial institutions. Balances are insured by the Federal Deposit Insurance Corporation
(FDIC) up to $100,000 per institution. Balances on deposit may occasionally exceed FDIC insured amounts.






















DOCUMENT PAGE: 18 OF 20

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

METALINE  MINING  &  LEASING  COMPANY     .

By: /s/ Gregory B. Lipsker                  Date:  3/28/2000
----------------------------------------         --------------------
   GREGORY  B.  LIPSKER,  President
(Principal  Executive  Officer)


By: /s/ Eunice R. Campbell
----------------------------------------    Date:  3/28/2000
EUNICE  R.  CAMPBELL,  Secretary/Treasurer       -------------------
(Principal  Financial  Officer)


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Albert M. Zlotnick                              Date:  3/28/2000
ALBERT M. ZLOTNICK
Director


/s/ William R. Green                                Date:  3/28/2000
WILLIAM  R.  GREEN
Director


/s/ Eunice Campbell                                 Date:  3/28/2000
EUNICE  CAMPBELL
Director

/s/ Gregory B. Lipsker                              Date:  3/28/2000

GREGORY  B.  LIPSKER

Director


SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS - Not Applicable