Form 10QSB
period 2000-03-31
METALINE MINING & LEASING CO
filed 2000-05-15
CIK 65224

DOWNLOAD FORMATTING INSTRUCTIONS FOR CORRECT PAGINATION:
     PAGE SETUP: .5"TOP, .5"BOTTOM, .5"LEFT, .5"RIGHT
     TYPE: COURIER NEW, 10pt UNLESS OTHERWISE INDICATED OTHERWISE WITHIN
           THE TEXT












(THIS SPACE LEFT INTENTIONALLY BLANK)

********************************************************************************

                      SECURITIES  AND  EXCHANGE  COMMISSION
                           Washington,  D.C.  20549

                                FORM  10-QSB

[  X  ]  QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15(d) OF THE SECURITIES
       EXCHANGE  ACT  OF  1934

For  the  quarterly  period  ended March 31, 2000

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

State the number of shares outstanding of each of the issuer's classes of common
equity,  as  of  the  latest  practicable  date   14,555,668


Transitional  Small Business Disclosure Format (check one): Yes   ( )    No  (X)











********************************************************************************

                     METALINE  MINING  AND  LEASING  COMPANY
                                 FORM  10-QSB
                 FOR  THE  QUARTERLY  PERIOD  ENDED MARCH 31, 2000

                         PART I. - FINANCIAL INFORMATION

Item  1  Financial  Information

METALINE  MINING  &  LEASING  COMPANY
BALANCE SHEET (UNAUDITED)
MARCH 31, 2000

ASSETS
CURRENT  ASSETS:

     Cash  and  cash  equivalents:
        Cash in bank                                                 $   404,232
        Temporary cash investments                                       658,433
                                                                     -----------
                          Total current assets                         1,062,665

INVESTMENTS                                                               12,975

PARTNERSHIP PROPERTIES                                                     4,122
                                                                     -----------

                                                                     $ 1,079,762
                                                                     ===========


LIABILITIES  AND  STOCKHOLDERS'  EQUITY

CURRENT  LIABILITIES:

     Accounts payable                                               $       -
                                                                    ------------
                             Total current liabilities                      -

STOCKHOLDERS'  EQUITY:

     Common stock--15,000,000 shares, no par value, authorized;
              14,555,668 shares issued and outstanding              $    954,282
     Accumulated  other  comprehensive  income:
          Unrealized loss, marketable securities                          (6,516)
          Retained earnings                                              131,996
                                                                    ------------
                    Total stockholders' equity                         1,079,762
                                                                    ------------

                                                                     $ 1,079,762
                                                                     ===========






See  accompanying  note  to  financial  statements.

                     METALINE  MINING  AND  LEASING  COMPANY
                                 FORM  10-QSB
                 FOR  THE  QUARTERLY  PERIOD  ENDED MARCH 31, 2000

METALINE  MINING  &  LEASING  COMPANY
STATEMENTS  OF  INCOME  (UNAUDITED)

                                         Three Months               Year to Date
                                        Ended March 31,            Ended March 31,
                                 --------------------------  --------------------------
                                     2000          1999          2000          1999
                                 ------------  ------------  ------------  ------------
INCOME:

Dividends and interest income    $      8,815  $     11,559  $      8,815  $     11,559
                                 ------------  ------------  ------------  ------------

EXPENSES:

    Professional fees                      14         1,660            14         1,660
    Office expense                        311           522           311           522
    Taxes, licenses, and fees             527           400           527           400
                                 ------------  ------------  ------------  ------------

                                          852         2,582           852         2,582
                                 ------------  ------------  ------------  ------------

NET INCOME                       $      7,963  $      8,977  $      7,963  $      8,977
                                 ============  ============  ============  ============

BASIC  INCOME  PER  SHARE
  (based  upon  weighted
    average share outstanding)            NIL           NIL          NIL            NIL
                                 ============  ============  ============  ============






















See  accompanying  note  to  financial  statements.

                     METALINE  MINING  AND  LEASING  COMPANY
                                 FORM  10-QSB
                 FOR  THE  QUARTERLY  PERIOD  ENDED MARCH 31, 2000

METALINE  MINING  &  LEASING  COMPANY
STATEMENTS  OF  CASH  FLOWS  (UNAUDITED)

                                                         Three Months Ended
                                                              March 31,
                                                      --------------------------
                                                          2000          1999
                                                      ------------  ------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

CASH  FLOWS  FROM  OPERATING  ACTIVITIES:

Net income                                            $      7,963  $     8,977
   Adjustments to reconcile net income to net
      cash provided by operating activities:
         Decrease  in:
         Accounts payable                                       (9)        (306)
         Income tax payable                                 (5,013)         -
                                                      ------------  ------------

Net cash provided by operating activities                    2,941         8,671
                                                      ------------  ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                    2,941         8,671

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR             1,059,724     1,039,809
                                                      ------------  ------------

CASH AND CASH EQUIVALENTS, END OF YEAR                $  1,062,665  $  1,048,480
                                                      ============  ============





















See  accompanying  note  to  financial  statements.

                     METALINE  MINING  AND  LEASING  COMPANY
                                 FORM  10-QSB
                 FOR  THE  QUARTERLY  PERIOD  ENDED MARCH 31, 2000


METALINE  MINING  &  LEASING  COMPANY
NOTE  TO  FINANCIAL  STATEMENTS




NOTE   BASIS  OF  PRESENTATION:

The financial statements included herein have been prepared by Metaline Mining & Leasing Company (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations. In the opinion of management of the Company, the foregoing statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 2000, and its results of operations for the three-month periods ended March 31, 2000 and 1999, and its cash flows for the three-month periods ended March
31, 2000 and 1999. The interim results reflected in the foregoing financial statements are not considered indicative of the results expected for the full fiscal year.

                     METALINE  MINING  AND  LEASING  COMPANY
                                 FORM  10-QSB
                 FOR  THE  QUARTERLY  PERIOD  ENDED MARCH 31, 2000

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



                            PART II OTHER INFORMATION

Item  6.  Exhibits  and  Reports  of  Form  8-K

(b)  Reports  on  Form  8-K

During  the  Quarter  ended  March  31, 1999 the Registrant filed  no Form 8-Ks:

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



METALINE  MINING  AND  LEASING  COMPANY



BY:  /s/ Gregory B. Lipsker                           DATE:  May 12, 2000
       GREGORY  B.  LIPSKER,  President


BY:  /s/ Eunice R. Campbell                           DATE:  May 12, 2000
     EUNICE  R.  CAMPBELL,  Secretary