Form 10QSB
period 2000-06-30
METALINE MINING & LEASING CO
filed 2000-08-14
CIK 65224

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

For  the  quarterly  period  ended June 30, 2000

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

                     METALINE  MINING  AND  LEASING  COMPANY
                                 FORM  10-QSB
                 FOR  THE  QUARTERLY  PERIOD  ENDED JUNE 30, 2000

                         PART I. - FINANCIAL INFORMATION

Item  1  Financial  Information

METALINE  MINING  &  LEASING  COMPANY
BALANCE SHEET (UNAUDITED)

                                                            JUNE 30, 2000
                                                            -------------
ASSETS

CURRENT  ASSETS:

     Cash  and  cash  equivalents:
     Cash in bank                                           $    392,911
     Temporary cash investments                                  668,718
                                                            -------------

            Total current assets                               1,061,629

INVESTMENTS                                                       13,606

PARTNERSHIP PROPERTIES                                             4,122
                                                            -------------

                                                            $  1,079,357
                                                            =============

LIABILITIES  AND  STOCKHOLDERS'  EQUITY

CURRENT  LIABILITIES:

Accounts payable                                            $        -
                                                            -------------
           Total current liabilities                                 -

STOCKHOLDERS'  EQUITY:

     Common stock--15,000,000 shares, no par value,
       authorized; 14,555,668 shares issued and outstanding      954,282
     Accumulated  other  comprehensive  income:
       Unrealized loss, marketable securities                     (5,885)
       Retained earnings                                         130,960
                                                            -------------
            Total stockholders' equity                         1,079,357
                                                            -------------

                                                            $  1,079,357
                                                            =============




See  accompanying  note  to  financial  statements.

METALINE  MINING  &  LEASING  COMPANY
STATEMENTS  OF  INCOME  (UNAUDITED)

                                         Three Months               Year to Date
                                        Ended June 30,              Ended June 30,
                                 --------------------------  --------------------------
                                     2000          1999          2000          1999
                                 ------------  ------------  ------------  ------------
INCOME:

Dividends and interest income     $   15,761   $    11,106   $    24,576    $   22,665
                                 ------------  ------------  ------------  ------------

EXPENSES:

Professional fees                      8,401         7,288         8,415         8,948
Office expense                         5,748            43         6,059           565
Taxes, licenses, and fees                256           673           783         1,073
                                 ------------  ------------  ------------  ------------
                                      14,405         8,004        15,257        10,586
                                 ------------  ------------  ------------  ------------

NET INCOME BEFORE INCOME TAXES         1,356         3,102         9,319        12,079

FEDERAL INCOME TAX                     2,392           -           2,392           -
                                 ------------  ------------  ------------  ------------

NET INCOME (LOSS)                $    (1,036)  $     3,102   $     6,927   $    12,079
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

METALINE  MINING  &  LEASING  COMPANY
STATEMENTS  OF  CASH  FLOWS  (UNAUDITED)

                                                         Three Months Ended
                                                               June 30,
                                                      --------------------------
                                                          2000          1999
                                                      ------------  ------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

CASH  FLOWS  FROM  OPERATING  ACTIVITIES:
   Net income                                         $     6,927    $   12,079
     Adjustments to reconcile net income to net cash
       provided  by  operating  activities:
       Decrease  in:
         Accounts payable                                      (9)         (306)
         Income tax payable                                (5,013)          -
                                                      ------------  ------------

      Net cash provided by operating activities             1,905        11,773
                                                      ------------  ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                   1,905        11,773

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD          1,059,724     1,039,809
                                                      ------------  ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD              $ 1,061,629   $ 1,051,582
                                                      ============  ============


























See  accompanying  note  to  financial  statements.

CIMARRON-GRANDVIEW  GROUP,  INC.
NOTE  TO  FINANCIAL  STATEMENTS



BASIS  OF  PRESENTATION:


          The financial statements included herein have been prepared by Cimarron-Grandview Group, Inc. (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations. In the opinion of management of the Company, the foregoing statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 2000, and its results of operations for the six-month periods ended June 30, 2000 and 1999, and its cash flows for the six-month periods ended
June 30, 2000 and 1999. The interim results reflected in the foregoing financial statements are not considered indicative of the results expected for the full fiscal year.

                     METALINE  MINING  AND  LEASING  COMPANY
                                 FORM  10-QSB
                 FOR  THE  QUARTERLY  PERIOD  ENDED JUNE 30, 2000


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

                            PART II OTHER INFORMATION

Item 5.  Other  Information.

On June 30, 2000 Eunice R. Campbell resigned as an Officer and Director of the Company. On that date the Board of Directors appointed Albert M. Zlotnick as a
Director to fill the vacancy on the Board for the remainder of the unexpired term. Mr. Zlotnick is a shareholder of Cimarron-Grandview and holds approximately fifty percent (50%) of the Company's outstanding shares. The Board appointed has William R. Green to serve as the Company's Secretary.

Item  6.  Exhibits  and  Reports  of  Form  8-K

(b)  Reports  on  Form  8-K

During  the  Quarter  ended  March  31,  1999 the Registrant filed no Form 8-Ks:

     SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

METALINE  MINING  &  LEASING  COMPANY

BY: /s/ Gregory B. Lipsker                         DATE:  August  11,  2000
GREGORY  B.  LIPSKER,  President


BY: /s/ William R. Green                           DATE:  August  11,  2000
WILLIAM  R.  GREEN,  Secretary