Form 10QSB
period 2000-09-30
METALINE MINING & LEASING CO
filed 2000-11-17
CIK 65224

UNITED  STATES
     SECURITIES  AND  EXCHANGE  COMMISSION
     Washington,  D.C.  20549
     FORM  10-QSB

     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For  the  quarterly  period  ended  September  30,  2000

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes (X) No ()

State the number of shares outstanding of each of the issuer's classes of common
equity,  as  of  the  latest  practicable  date   14,555,668

Transitional  Small  Business  Disclosure  Format  (check  one);
Yes  ( )    No  (X)

                        METALINE  MINING  AND  LEASING  COMPANY
                                     FORM  10-QSB
                FOR  THE  QUARTERLY  PERIOD  ENDED  SEPTEMBER 30,  2000

                         PART I. - FINANCIAL INFORMATION

Item  1  Financial  Information

METALINE  MINING  &  LEASING  COMPANY

BALANCE SHEET (UNAUDITED)                                     SEPTEMBER 30, 2000
-------------------------                                     ------------------



ASSETS

CURRENT  ASSETS:

     Cash  and  cash  equivalents:
     Cash in bank                                             $         394,851
     Temporary cash investments                                         676,777
                                                              ------------------
                          Total current assets                        1,071,628

INVESTMENTS                                                              13,117

PARTNERSHIP PROPERTIES                                                    4,122
                                                              ------------------

                                                              $       1,088,867
                                                              ==================


LIABILITIES  AND  STOCKHOLDERS'  EQUITY

CURRENT  LIABILITIES:

  Accounts payable                                            $            -
                                                              ------------------

STOCKHOLDERS'  EQUITY:

Common stock--15,000,000 shares, no par value, authorized;
  14,555,668 shares issued and outstanding                    $         954,282
Accumulated  other  comprehensive  income:
  Unrealized loss, marketable securities                                 (6,374)
  Retained earnings                                                     140,959
                                                              ------------------
      Total stockholders' equity                                      1,088,867
                                                              ------------------

                                                              $       1,088,867
                                                              ==================





See  accompanying  note  to  financial  statements.

METALINE  MINING  &  LEASING  COMPANY

STATEMENTS  OF  INCOME  (UNAUDITED)
-----------------------------------

                                  Three Months                Year to Date
                               Ended September 30,        Ended September 30,
                          --------------------------  --------------------------
                              2000          1999          2000          1999
                          ------------  ------------  ------------  ------------

INCOME:

Dividends and interest    $    13,824   $     9,864   $    38,400   $    32,529
                          ------------  ------------  ------------  ------------

EXPENSES:

Professional fees               2,276           234        10,691         9,182
Office                            300            46         6,359           611
Taxes, licenses, and fees          53           370           836         1,443
                          ------------  ------------  ------------  ------------
                                2,629           650        17,886        11,236
                          ------------  ------------  ------------  ------------

NET INCOME BEFORE
 INCOME TAXES                  11,195         9,214        20,514        21,293

FEDERAL INCOME TAX              1,196           -           3,588           -
                          ------------  ------------  ------------  ------------

NET INCOME                $     9,999   $     9,214   $    16,926   $    21,293
                          ============  ============  ============  ============

BASIC INCOME PER SHARE
(based upon weighted average
  shares outstanding)             NIL           NIL          NIL           NIL
                          ============  ============  ============  ============





















See  accompanying  note  to  financial  statements.

METALINE  MINING  &  LEASING  COMPANY

STATEMENTS  OF  CASH  FLOWS  (UNAUDITED)
----------------------------------------

                                                         Nine Months Ended
                                                            September 30,
                                                     --------------------------
                                                         2000          1999
                                                     ------------  ------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

CASH  FLOWS  FROM  OPERATING  ACTIVITIES:

 Net income                                          $    16,926   $    21,293
 Adjustments to reconcile net income to net cash
   provided by operating activities:
     Decrease  in:
       Accounts payable                                       (9)         (306)
       Income tax payable                                 (5,013)      (11,013)
                                                     ------------  ------------
Net cash provided by operating activities                 11,904         9,974
                                                     ------------  ------------


NET INCREASE IN CASH AND CASH EQUIVALENTS                 11,904         9,974

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD         1,059,724     1,039,809
                                                     ------------  ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD             $ 1,071,628   $ 1,049,783
                                                     ============  ============

























See  accompanying  note  to  financial  statements.

METALINE  MINING  &  LEASING  COMPANY

NOTE  TO  FINANCIAL  STATEMENTS

BASIS  OF  PRESENTATION:


The financial statements included herein have been prepared by Metaline Mining & Leasing Company (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations. In the opinion of management of the Company, the foregoing statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 2000, and its results of operations for the nine-month periods ended September 30, 2000 and 1999, and its cash flows for the nine-month periods ended September 30, 2000 and 1999. The interim results reflected in the foregoing financial statements are not considered indicative of the results expected for the full fiscal year.

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

                            PART II OTHER INFORMATION

Item 5.  Other  Information.

On November 14, 2000 we received notice that Albert M. Zlotnick was resigning as a Director and Chairman of the Board, effective immediately. Mr. Zlotnick cited health problems as the reason for his resignation. We have no current plans to name a replacement Director to fill the vacancy caused by Mr. Zlotnick's resignation.

Mr. Zlotnick offered to sell his 7,277,834 shares back to the Company for an aggregate sales price of $510,000. Since the per share price of Mr. Zlotnick's offer was less than our current book value per share, the Board of Directors has accepted Mr. Zlotnick's offer.

Item  6.  Exhibits  and  Reports  of  Form  8-K

(b)  Reports  on  Form  8-K

During  the  Quarter  ended  June  30,  2000 the Registrant filed  no Form 8-Ks:

     SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

METALINE  MINING  AND  LEASING  COMPANY


    /s/ Gregory B. Lipsker
BY: ------------------------------------          DATE:  November  16,  2000
       GREGORY  B.  LIPSKER,  President

    /s/ William R. Green
BY: ------------------------------------          DATE:  November  16,  2000
     WILLIAM  R.  GREEN,  Secretary