Form 10KSB
period 2000-12-31
METALINE MINING & LEASING CO
filed 2001-04-16
CIK 65224

SECURITIES  AND  EXCHANGE  COMMISSION
                           WASHINGTON,  D.C.  20549

                                 FORM  10-KSB
(Mark  One)
[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2000, or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

                     METALINE  MINING  &  LEASING  COMPANY
     (Exact  Name  Of  Registrant  As  Specified  In  Its  Charter)

       STATE  OF  WASHINGTON                           91-0684860
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
  incorporation or organization)

601  WEST  MAIN  AVENUE,  SUITE  714
SPOKANE,  WASHINGTON                                                 99201-0677
(Address  of  principal  executive  offices)                         (Zip Code)

                                 509-455-9077
             (Registrant's  telephone  number,  including  area  code)

Securities  registered  under  Section  12(b)  of  the  Exchange  Act:

     Title  of each class       Name of each exchange on which registered
             NONE                                 NONE

Securities  registered  under  Section  12(g)  of  the  Exchange  Act:
                                      NONE
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

State  issuer's  revenues  for  its  most  recent  fiscal  year.     $  47,767

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) [Amended in release No. 33-7419 ( 85,938), effective June 13,
1997,  62  F.R.  26387.]   $0.00

NOTE: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

                         (ISSUERS INVOLVED IN BANKRUPTCY
                     PROCEEDING DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes No NOT APPLICABLE

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common
equity,  as  of  the  latest  practicable  date.           14,555,668

                       DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders;
(2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The list documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990). None

Transitional Small Business Disclosure Format (check one):     Yes___  No  X

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

PLAN  OF  OPERATION
-------------------

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

During 2000, the Company's only revenue was interest income in the amount of $47,767.

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

ITEM  7.      FINANCIAL  STATEMENTS

Financial Statements of the Company for the fiscal years ended December 31, 2000 and December 31, 1999 audited by LeMaster & Daniels PLLC, are included elsewhere in this Form 10-KSB.

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

The Registrant has engaged LeMaster & Daniels PLLC as Independent Auditor for the year ended December 31, 2001.

PART III

ITEM  9.  DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS;
          COMPLIANCE  WITH  SECTION  16(A)  OF  THE  EXCHANGE  ACT

DIRECTORS  AND  EXECUTIVE  OFFICERS
-----------------------------------

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

(B)     IDENTIFICATION  OF  EXECUTIVE  OFFICERS

Set forth below is the name, age and length of service of the Company's present Executive Officers:

NAME  (AGE)                  POSITION                        LENGTH OF SERVICE
-----------                  --------                        -----------------

Gregory  B.  Lipsker  (50)   President                          Since  1994
William  R.  Green  (62)     Vice President/Asst. Secretary     Since  1994
Eunice  R.  Campbell  (55)   Secretary/Treasurer                Since  1992

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

Dr. William R. Green - William R. Green is a mining engineer and geologist, and was a professor of mining engineering at the University of Idaho from 1965 to 1983. He has been actively involved in the mining business since 1962 and is currently an officer and director of Maya Gold Limited and Petromin Resources Ltd., both Canadian public and Mines Management, Inc., a U.S. public company.

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

Summary  Compensation  Table
----------------------------
                                                        Long-Term Compensation
          Annual  Compensation                     Awards                 Payouts
-------------------------------------------  ----------------------  ------------------
(a)             (b)    (c)    (d)     (e)    (f)         (g)         (h)     (i)
Name                                 Other   Restricted  Securities
and                                  Annual  Stock       Underlying  LTIP     All Other
Principal       Year  Salary  Bonus  Comp.   Awards(1)   Options/    Payouts  Comp.
Position               ($)     ($)    ($)     ($)        SARs(#)      ($)      ($)
--------------  ----  ------  -----  ------  ----------  ----------  -------  ---------
Gregory B.
  Lipsker       1998     $0     $0     $0         $0         -0-        $0       $0
  President     1999     $0     $0     $0         $0         -0-        $0       $0
  and Director  2000     $0     $0     $0         $0         -0-        $0       $0

* Mr. Lipsker's law firm received fees of $ 2,175 for legal services performed for the Company during 2000.

(B)     DIRECTOR  COMPENSATION  FOR  LAST  FISCAL  YEAR

                        Cash Compensation     Security Grants

             Cash Compensation                              Security Grants
-------------------------------------------  ------------------------------------------
                                                                          Number of
                    Annual     Meeting       Consulting    Number of      Securities
                    Retainer   Fees ($)      Fees/Other    Shares (#)     Underlying

Name                Fees ($)                 Fees ($)                     Options/SARs(#)
(a)                 (b)        (c)           (d)           (e)            (f)
------------------  ---------  ------------  ------------  -------------  ---------------
Gregory  Lipsker       $500           -0-           -0-             0             0
William  R.  Green     $500           -0-           -0-             0             0
Eunice Campbell        $500           -0-           -0-             0             0

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

                                   Amount  and  Nature  of
                                   Beneficial  Ownership
Name  of  Person                   (all  direct  unless
or  Group  (1)                     otherwise  noted)               % of Class
----------------------------------  ------------------------        ----------
Principal  Shareholders:
------------------------
Albert  M.  Zlotnick                      7,277,834                   50.00%
301  City  Ave.
Bala  CynWyd,  PA  19004

Directors  and  Executive  Officers:
------------------------------------
Greg  Lipsker                             1,001,500                    6.88%
  601  W.  Main  Avenue
  Spokane,  WA  99201
William  Green                              896,000                    6.15%
  905  W.  Riverside,  Ste.  311
  Spokane,  WA  99201
Eunice  R.  Campbell                        595,000                    4.09%
  301  S.  Chestnut,  Ste.  #6
  Spokane,  WA  99204
All  executive  officers  and             2,492,500                   17.12%
directors as a group (3 persons)

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

          (1)  Omitted  Exhibits  not  applicable
          (2)  Incorporated  by  reference  to  previous  filing

FINANCIAL  STATEMENTS

     Independent  Auditors'  Reports
     Balance  Sheets  at  December  31,  2000  and  1999
     Statements  of  Income  (Loss))
       for  the  years  ended  December  31,  2000  and  1999
     Statements  of  Stockholders'  Equity
       for  the  years  ended  December  31,  1998  -  2000
     Statements  of  Cash  Flows
        for  the  years  ending  December  31,  2000  and  1999
     Notes  to  Financial  Statements

(b)     No  reports  have  been filed on Form 8-K during the last fiscal quarter
covered  by  this     report.

METALINE  MINING  &  LEASING  COMPANY
FINANCIAL  STATEMENTS  AND
INDEPENDENT  AUDITORS'  REPORT

DECEMBER  31,  2000  AND  1999

CONTENTS                                     PAGE
--------                                     ----

INDEPENDENT  AUDITORS'  REPORT                  2

FINANCIAL  STATEMENTS:

     Balance  sheets                           3
     Statements  of  income                    4
     Statements  of  stockholders'  equity     5
     Statements  of  cash  flows               6
     Notes  to  financial  statements        7-9


INDEPENDENT  AUDITORS'  REPORT

Board  of  Directors
Metaline  Mining  &  Leasing  Company
Spokane,  Washington


We  have  audited  the  accompanying balance sheets of Metaline Mining & Leasing
Company (a Washington corporation) as of December 31, 2000 and 1999, and the related statements of income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Metaline Mining & Leasing
Company as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

/s/ LeMasters & Daniels, PLLC

Spokane,  Washington
March  19,  2001









METALINE  MINING  &  LEASING  COMPANY

BALANCE  SHEETS
---------------

                                                        December 31,
                                              --------------------------------
                                                   2000              1999
                                              --------------    --------------
ASSETS
CURRENT  ASSETS:
  Cash                                        $     393,783     $     404,911
  Temporary cash investments                        682,234           654,813
                                              --------------    --------------
     Total cash and cash equivalents              1,076,017          1,059,724

Federal income tax receivable                           774                -
                                              --------------    --------------
     Total current assets                         1,076,791          1,059,724

INVESTMENTS                                          12,790             13,614

MINING PROPERTIES                                     5,068              4,122
                                              --------------    --------------
                                              $   1,094,649     $   1,077,460
                                              ==============    ==============

LIABILITIES  AND  STOCKHOLDERSEQUITY

CURRENT  LIABILITIES:
  Accounts payable                            $         308     $           9
  Federal income tax payable                            -               5,013
                                              --------------    --------------
     Total current liabilities                          308             5,022
                                              --------------    --------------

STOCKHOLDERSEQUITY:
  Common stock -- 15,000,000 shares,
    no par value, authorized; 14,555,668
    shares issued and outstanding                   954,282            954,282
  Accumulated other comprehensive income:
    Unrealized loss, marketable securities           (6,701)            (5,877)
  Retained earnings                                 146,760            124,033
                                              --------------    --------------
     Total stockholders' equity                   1,094,341         1,072,438
                                              --------------    --------------
                                              $   1,094,649     $   1,077,460
                                              ==============    ==============









See  accompanying  notes  to  financial  statements.

METALINE  MINING  &  LEASING  COMPANY

STATEMENTS  OF  INCOME
----------------------

                                                   Years Ended December 31,
                                                 ---------------------------
                                                     2000           1999
                                                 ------------   ------------
INCOME:
  Dividend and interest income                   $    47,767    $    46,848
                                                 ------------   ------------
EXPENSES:
  Directors fees                                       1,500            -
  Professional fees                                   12,415         12,691
  Office                                               6,959          1,907
  Taxes, licenses, and fees                            1,054            528
                                                 ------------   ------------
                                                      21,928         15,126
                                                 ------------   ------------

INCOME BEFORE OTHER INCOME AND INCOME TAX             25,839         31,722
                                                 ------------   ------------

OTHER  INCOME:
  Income from partnership interests                      898            157
                                                 ------------   ------------

INCOME BEFORE FEDERAL INCOME TAX                      26,737         31,879

PROVISION FOR FEDERAL INCOME TAX                       4,010          3,969
                                                 ------------   ------------

NET INCOME                                       $    22,727    $    27,910
                                                 ============   ============

BASIC EARNINGS PER SHARE, based on weighted
  average shares outstanding                            NIL            NIL
                                                 ============   ============


















See  accompanying  notes  to  financial  statements.

METALINE  MINING  &  LEASING  COMPANY
STATEMENTS OF STOCKHOLDERSEQUITY
YEARS ENDED DECEMBER 31, 2000 AND 1999
--------------------------------------


                                                 Accumulated
                       Number  of                Other          Retained
                       Shares       Common       Comprehensive  Earnings
                       Outstanding  Stock        Income         (Deficit)    Total
                       -----------  -----------  -------------  -----------  -----------
BALANCES,
 DECEMBER 31, 1998     14,555,668   $  954,282   $     (5,773)  $   96,123   $1,044,632

ADD (DEDUCT):
Comprehensive income:
  Unrealized loss in
  marketable securities       -            -             (104)         -          (104)
Net income                    -            -              -         27,910       27,910
                                                                             -----------
Total comprehensive income                                                       27,806
                       -----------  -----------  -------------  -----------  -----------
BALANCES,
 DECEMBER 31, 1999     14,555,668      954,282         (5,877)     124,033    1,072,438

ADD (DEDUCT):
  Comprehensive  income:
  Unrealized loss in
  marketable securities      -             -             (824)         -           (824)
Net income                   -              -             -         22,727       22,727
                                                                             -----------
Total comprehensive income                                                       21,903
                       -----------  -----------  -------------  -----------  -----------
BALANCES,
 DECEMBER 31, 2000     14,555,668   $  954,282   $     (6,701)  $  146,760   $1,094,341
                      ============  ===========  ==============  ==========  ===========





















See  accompanying  notes  to  financial  statements.

METALINE  MINING  &  LEASING  COMPANY
STATEMENTS  OF  CASH  FLOWS
----------------------------------------

                                                     Years Ended December 31,
                                                   ---------------------------
                                                       2000           1999
                                                   ------------   ------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

CASH  FLOWS  FROM  OPERATING  ACTIVITIES:
  Net income                                       $    22,727    $    27,910
  Adjustments to reconcile net income to net cash
    provided  by  operating  activities:
    Income from partnership interest                      (946)          (211)
    Increase in federal taxes receivable                  (774)           -
    Increase  (decrease)  in:
      Federal  taxes  receivable
      Accounts payable                                     299           (297)
      Federal income tax payable                        (5,013)        (7,487)
                                                   ------------   ------------
Net cash provided by operating activities               16,293         19,915
                                                   ------------   ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS               16,293         19,915

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR         1,059,724      1,039,809
                                                   ------------   ------------
CASH AND CASH EQUIVALENTS, END OF YEAR             $ 1,076,017    $ 1,059,724
                                                   ============   ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash  paid  for:
  Income taxes                                     $     9,797    $    11,013
                                                   ============   ============

SUPPLEMENTAL  SCHEDULE  OF  NONCASH  INVESTING
     AND  FINANCING  ACTIVITIES:
  Increase in partnership interests                $       946    $       211
                                                   ============   ============
















See  accompanying  notes  to  financial  statements.

METALINE  MINING  &  LEASING  COMPANY
NOTES  TO  FINANCIAL  STATEMENTS
--------------------------------


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

f. Basic earnings per share is computed using the weighted average number of shares outstanding during the years (14,566,000 in 2000 and 1999). Diluted income per share was the same as basic earnings per share for the years presented.

g. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.






METALINE  MINING  &  LEASING  COMPANY
NOTES  TO  FINANCIAL  STATEMENTS
--------------------------------

NOTE  2  -  INVESTMENTS:

The  Company  had  the  following  investments  at  the  balance-sheet  dates:

                                         2000            1999
                                    -------------    -------------
Coins:
  Cost  and  fair  value            $     12,790     $     13,614

Marketable  securities:
  Cost                                     5,877            5,773
  Gross  unrealized  holding  loss        (5,877)          (5,773)
                                    -------------    -------------
        Totals                      $     12,790     $     13,614
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

NOTE  3  -  MINING  PROPERTIES:

Investments in mining properties, net of impairment losses recognized, consisted of  the  following:
                                                     December  31,
                                              ----------------------------
                                                    2000          1999
                                              -------------  -------------
Partnership interest in two units
of Pondera Partners, Ltd., a
drilling project located in Teton
County, Montana (at cost less equity
in  partnership  losses)                      $      5,068   $      4,122

NOTE  4  -  FEDERAL  INCOME  TAXES:

The  provision  for  income  taxes  consisted  of  the  following:

                                                Years Ended December  31,
                                              ----------------------------
                                                    2000          1999
                                              -------------  -------------
Computed  expected  tax  expense              $      4,784   $      3,969

NOTE  5  -  CONCENTRATION  OF  CREDIT  RISK:

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

METALINE  MINING  &  LEASING  COMPANY

   /s/ Gregory B. Lipsker                              4/10/01
By: -------------------------------           Date:-----------------
GREGORY  B.  LIPSKER,  President
 (Principal  Executive  Officer)

   /s/ Eunice R. Campbell                              4/10/01
By:--------------------------------           Date:-----------------
EUNICE  R.  CAMPBELL,  Secretary/Treasurer
 (Principal  Financial  Officer)


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                             4/10/01
/s/ William R. Green                         -------
WILLIAM  R.  GREEN                             Date
Director

                                             4/10/01
/s/ Eunice Campbell                          -------
EUNICE  CAMPBELL                               Date
Director

                                             4/10/01
/s/ Gregory B. Lipsker                        -------
GREGORY  B.  LIPSKER                           Date
Director

SUPPLEMENTAL  INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION
15(D)  OF  THE  EXCHANGE  ACT  BY  NON-REPORTING  ISSUERS  -  Not  Applicable


