Form 10QSB
period 2001-03-31
METALINE MINING & LEASING CO
filed 2001-05-21
CIK 65224

UNITED  STATES
                       SECURITIES  AND  EXCHANGE  COMMISSION
                             Washington,  D.C.  20549
                                   FORM  10-QSB

     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For  the  quarterly  period  ended  March  31,  2001

     OR

     [    ]  TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(D)  OF  THE
     SECURITIES  EXCHANGE  ACT  OF  1934

      For  the  transition  period  from  to

Commission  file  number:   001-01428


                        METALINE  MINING  AND  LEASING  COMPANY


               Washington                                       91-0684860
(State of other jurisdiction of incorporation          (I.R.S. Employer Id. No.)
 or  organization)

601  West  Main  Avenue,  Suite  714
Spokane,  WA  99201-0677                                        99201-0677
(Address  of  principal  executive  offices)                    (Zip  Code)

                             (509)  455-9077
             (Issuer's  telephone  number,  including  area  code)

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

Transitional  Small  Business  Disclosure Format (check one);  Yes  ()  No  (X)

METALINE  MINING  AND  LEASING  COMPANY
FORM  10-QSB
FOR  THE  QUARTERLY  PERIOD  ENDED  MARCH 31, 2001

                         PART I. - FINANCIAL INFORMATION

Item  1  Financial  Information

METALINE  MINING  &  LEASING  COMPANY
BALANCE  SHEETS  (Unaudited)

                                                 March  31,      December  31,
                                                    2001             2000
                                               --------------   --------------

ASSETS
CURRENT  ASSETS:
     Cash                                      $     397,673    $     393,783
     Temporary cash investments                      690,879          682,234
                                               --------------   --------------
Total  cash  and  cash  investments                1,088,552        1,076,017

Federal  income  tax  receivable                         -                774
                                               --------------   --------------
Total  current  assets                             1,088,552        1,076,791

INVESTMENTS                                           12,180           12,790

MINING  PROPERTIES                                     5,068            5,068
                                               --------------   --------------
                                               $   1,105,800    $   1,094,649
                                               ==============   ==============

LIABILITIES  AND  STOCKHOLDERS'  EQUITY

CURRENT  LIABILITIES:
     Accounts  payable                                   308              308
     Federal  income  tax  payable                     1,106              -
                                               --------------   --------------
Total  current  liabilities                            1,414              308
                                               --------------   --------------

STOCKHOLDERS'  EQUITY:
     Common stock - 15,000,000 shares, no
      par value, authorized; 14,555,668
      shares issued and outstanding                  954,282          954,282
     Accumulated  other  comprehensive  income:
     Unrealized  loss,  marketable  securities        (7,311)          (6,701)
     Retained  earnings                              157,415          146,760
                                               --------------   --------------
Total  stockholders'  equity                       1,104,386        1,094,341
                                               --------------   --------------
                                               $   1,105,800    $   1,094,649
                                               ==============   ==============






See  accompanying  notes  to  financial  statements.

METALINE  MINING  &  LEASING  COMPANY
STATEMENTS  OF  INCOME  (Unaudited)

                                                Three Months Ended March 31,
                                               -------------------------------
                                                    2001             2000
                                               --------------   --------------

INCOME:
     Dividend  and  interest  income           $      13,994    $       8,815
                                               --------------   --------------

EXPENSES:
     Professional  fees                                1,158               14
     Office  expense                                     301              311
     Taxes,  licenses,  and fees                         -                527
                                               --------------   --------------

                                                       1,459              852
                                               --------------   --------------

INCOME  BEFORE  FEDERAL  INCOME  TAX                  12,535            7,963

PROVISION  FOR  FEDERAL  INCOME  TAX                   1,880              -
                                               --------------   --------------

NET  INCOME                                    $      10,655    $       7,963
                                               ==============   ==============


BASIC  EARNINGS  PER  SHARE,  based  on
     weighted  average  shares  outstanding              NIL              NIL
                                               ==============   ==============



























See  accompanying  notes  to  financial  statements.

METALINE  MINING  &  LEASING  COMPANY
STATEMENTS  OF  CASH  FLOWS  (Unaudited)

                                                Three Months Ended March 31,
                                               -------------------------------
                                                    2001             2000
                                               --------------   --------------
INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS

CASH  FLOWS  FROM  OPERATING  ACTIVITIES:

     Net  Income                               $      10,655     $      7,963
     Adjustments to reconcile net inomce to
       net cash provided by operating
       activities:
       Decrease  (increase)  in  assets:
         Income  tax  receivable                         774               -
       Increase (decrease) in liabilities:
         Accounts  payable                               -                 (9)
         Income  tax  payable                          1,106           (5,013)
                                               --------------   --------------
Net cash provided by operating activities             12,535            2,941
                                               --------------   --------------

NET INCREASE IN CASH AND CASH EQUIVALENTS             12,535            2,941

CASH AND CASH EQUIVALENTS, BEGINNING OF
  PERIOD                                           1,076,017        1,059,724
                                               --------------   --------------

CASH  AND  CASH  EQUIVALENTS,  END OF PERIOD    $  1,088,552    $   1,062,665
                                               ==============   ==============



























See  accompanying  notes  to  financial  statements.

METALINE  MINING  &  LEASING  COMPANY
NOTE  TO  FINANCIAL  STATEMENTS


NOTE  --  BASIS  OF  PRESENTATION:

The unaudited financial statements have been prepared by Metaline Mining & Leasing Company (the Company), pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000, which was filed April 16, 2001. In the opinion of management of the Company, the foregoing statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 2001, and its results of operations for the three-month periods ended March 31, 2001 and 2000, and its cash flows for the three-month periods ended March 31, 2001 and 2000. The interim results reflected in the foregoing financial statements are not considered indicative of the results expected for the full fiscal year.

METALINE  MINING  AND  LEASING  COMPANY
FORM  10-QSB
FOR  THE  QUARTERLY  PERIOD  ENDED  MARCH 31, 2001

Item  2.  Management's  Discussion  and  Analysis  or  Plan  of  Operation

The Registrant has no revenues from operations. Our only income has been derived from interest.

Our plan of operation for the next twelve months will consist of attempting to acquire an interest in a business opportunity. Due to our limited assets and our inability to raise additional financing due to the lack of a market for its Common Stock, it is anticipated that any such acquisition would be a "reverse take-over" accomplished through a merger or share exchange. In such event our existing shareholders would likely become minority shareholders in the surviving entity. We are not currently evaluating any specific acquisition opportunities.

We do not currently have any employees and anticipate utilizing the services of consultants to accomplish our plan of operation. We currently have sufficient resources to meet our financial obligations for the next twelve months.

                            PART II OTHER INFORMATION

Item  5.  Other  Information.

In the Form 10Q for the quarter ended September 30, 2000 it was reported that Mr. Albert M. Zlotnick had offered to sell his 7,277,834 shares back to the Company for an aggregate sales price of $510,000. Since the per share price of Mr. Zlotnick's offer was less than our current book value per share, the Board of Directors had accepted Mr. Zlotnick's offer. Since that time the parties have been unable to agree on the specific terms of the share purchase and Mr.
Zlotnick  has  decided  not  to  sell  his  shares  to  the  Company.

Item  6.  Exhibits  and  Reports  of  Form  8-K

(b)  Reports  on  Form  8-K

During  the  Quarter  ended  March  31, 2001 the Registrant filed  no Form 8-Ks:

     SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

METALINE  MINING  AND  LEASING  COMPANY


    /s/ Gregory B. Lipsker
BY: -----------------------          DATE:  May  18,  2001
GREGORY  B.  LIPSKER,  President

    /s/ William R. Green
BY: -----------------------          DATE:  May  18,  2001
WILLIAM  R.  GREEN,  Secretary