Form 10QSB
period 2001-06-30
METALINE MINING & LEASING CO
filed 2001-08-21
CIK 65224

UNITED  STATES
                        SECURITIES  AND  EXCHANGE  COMMISSION
                                Washington,  D.C.  20549

                                      FORM  10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For  the  quarterly  period  ended  June  30,  2001

     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  transition  period  from  to

Commission  file  number            1-1428


                       METALINE  MINING  AND  LEASING  COMPANY


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

                    METALINE  MINING  AND  LEASING  COMPANY
                                FORM  10-QSB
              FOR  THE  QUARTERLY  PERIOD  ENDED  JUNE  30,  2001

                         PART I. - FINANCIAL INFORMATION

Item  1  Financial  Information

METALINE  MINING  &  LEASING  COMPANY
BALANCE  SHEET  (UNAUDITED)                                   JUNE  30,  2001
---------------------------                                   ---------------



ASSETS

CURRENT  ASSETS:

     Cash  and  cash  equivalents:
          Cash  in  bank                         $   393,230
          Temporary  cash  investments               698,827
                                                 ------------
          Total  current  assets                   1,092,057

INVESTMENTS                                          12,663

PARTNERSHIP  PROPERTIES                               5,068
                                                 ------------

                                                 $ 1,109,788
                                                 ============


LIABILITIES  AND  STOCKHOLDERS'  EQUITY

CURRENT  LIABILITIES:

     Accounts  payable                           $       308
     Income  tax  payable                                573
                                                 ------------
          Total  current  liabilities                    881

STOCKHOLDERS'  EQUITY:

     Common stock-15,000,000 shares, no par
       value,  authorized; 14,555,668 shares
       issued  and  outstanding                      954,282
     Accumulated other comprehensive income:
          Unrealized loss, marketable securities      (6,828)
     Retained  earnings                              161,453
                                                 ------------
          Total  stockholders'  equity             1,108,907
                                                 ------------

                                                 $ 1,109,788
                                                 ============




See  accompanying  note  to  financial  statements.

METALINE  MINING  &  LEASING  COMPANY

STATEMENTS  OF  INCOME  (UNAUDITED)
-----------------------------------

                                   Three  Months                Year  to  Date
                                  Ended  June  30,             Ended  June  30,
                             --------------------------  --------------------------
                                 2001          2000          2001          2000
                             ------------  ------------  ------------  ------------
INCOME:
  Dividends and interest
    income                   $    12,144   $    15,761   $    26,138   $    24,576
                             ------------  ------------  ------------  ------------

EXPENSES:

  Professional  fees               7,088         8,401         8,246         8,415
  Office  expense                    305         5,748           606         6,059
  Taxes, licenses, and fees          -             256           -             783
                             ------------  ------------  ------------  ------------
                                   7,393        14,405         8,852        15,257
                             ------------  ------------  ------------  ------------

INCOME BEFORE INCOME TAXES         4,751         1,356        17,286         9,319

FEDERAL INCOME TAX EXPENSE           713         2,392         2,593         2,392
                             ------------  ------------  ------------  ------------

NET  INCOME (LOSS)           $     4,038     $  (1,036)  $    14,693   $     6,927
                             ============  ============  ============  ============

BASIC INCOME PER SHARE
  (based upon weighted
   average share outstanding)        NIL           NIL           NIL           NIL
                             ============  ============  ============  ============






















See  accompanying  note  to  financial  statements.

METALINE  MINING  &  LEASING  COMPANY
STATEMENTS  OF  CASH  FLOWS  (UNAUDITED)
----------------------------------------

                                                 Six  Months  Ended June  30,
                                                ------------------------------
                                                     2001            2000
                                                --------------  --------------
INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS

CASH  FLOWS  FROM  OPERATING  ACTIVITIES:

  Net income                                    $      14,693   $       6,927
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      (Increase) decrease in:
      Income tax receivable                               774             -
      Increase (decrease) in:
      Accounts  payable                                   -                (9)
      Income  tax  payable                                573          (5,013)
                                                --------------  --------------
Net cash provided by operating activities              16,040           1,905
                                                --------------  --------------

NET INCREASE IN CASH AND CASH EQUIVALENTS              16,040           1,905

CASH AND CASH EQUIVALENTS,
  BEGINNING  OF  PERIOD                             1,076,017        1,059,724
                                                --------------  --------------

CASH AND CASH EQUIVALENTS, END OF PERIOD        $   1,092,057   $  1,061,629
                                                ==============  ==============


























See  accompanying  note  to  financial  statements.

METALINE  MINING  &  LEASING  COMPANY
NOTE  TO  FINANCIAL  STATEMENTS


NOTE  --  BASIS  OF  PRESENTATION:


The financial statements included herein have been prepared by Metaline Mining & Leasing Company (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations. In the opinion of management of the Company, the foregoing statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 2001, and its results of operations for the three- and six-month periods ended June 30, 2001 and 2000, and its cash flows for the six-month periods ended June 30, 2001 and 2000. The interim results reflected in the foregoing financial statements are not considered indicative of the results expected for the full fiscal year.

                    METALINE  MINING  AND  LEASING  COMPANY
                                FORM  10-QSB
              FOR  THE  QUARTERLY  PERIOD  ENDED  JUNE  30,  2001


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

                            PART II OTHER INFORMATION

Item  6.  Exhibits  and  Reports  of  Form  8-K

(b)  Reports  on  Form  8-K

During  the  Quarter  ended  June  30,  2001 the Registrant filed  no Form 8-Ks:


     SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



METALINE  MINING  AND  LEASING  COMPANY


       /s/ Gregory B. Lipsker
BY: ------------------------------------         DATE:  August  20,  2001
       GREGORY  B.  LIPSKER,  President

       /s/ William R. Green
BY: ------------------------------------         DATE:  August  20,  2001
       WILLIAM  R.  GREEN,  Secretary