Form 10QSB
period 2001-09-30
METALINE MINING & LEASING CO
filed 2001-11-14
CIK 65224

UNITED  STATES
                        SECURITIES  AND  EXCHANGE  COMMISSION
                                Washington,  D.C.  20549

                                      FORM  10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For  the  quarterly  period  ended  September 30,  2001

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


Transitional Small Business Disclosure Format (check  one);  Yes  ( ) No (X)

                    METALINE  MINING  AND  LEASING  COMPANY
                                FORM  10-QSB
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30,  2001

                         PART I. - FINANCIAL INFORMATION

Item  1  Financial  Information

METALINE  MINING  &  LEASING  COMPANY

BALANCE  SHEET  (UNAUDITED)                                   SEPTEMBER 30, 2001
---------------------------                                   ------------------



ASSETS

CURRENT  ASSETS:

     Cash  and  cash  equivalents:
     Cash  in  bank                                          $   392,769
     Temporary  cash  investments                                702,767
                                                             ------------
               Total  current  assets                          1,095,536

INVESTMENTS                                                       13,632

PARTNERSHIP  PROPERTIES                                            5,068
                                                             ------------

                                                             $ 1,114,236
                                                             ============

LIABILITIES  AND  STOCKHOLDERS'  EQUITY

CURRENT  LIABILITIES:

     Accounts  payable                                       $       308
     Income  taxes  payable                                          236
                                                             ------------
               Total  current  liabilities                           544

STOCKHOLDERS'  EQUITY:

     Common stock--15,000,000 shares, no par value,
       authorized; 14,555,668 shares issued and
       outstanding                                               954,282
     Accumulated  other  comprehensive  income:
       Unrealized  loss,  marketable  securities                  (5,859)
     Retained  earnings                                          165,269
                                                             ------------

               Total  stockholders'  equity                    1,113,692
                                                             ------------

                                                             $ 1,114,236
                                                             ============



See  accompanying  note  to  financial  statements.

METALINE  MINING  &  LEASING  COMPANY
STATEMENTS  OF  INCOME  (UNAUDITED)
-----------------------------------

                                        Three  Months              Year  to  Date
                                      Ended September 30,        Ended September 30,
                                  --------------------------  -------------------------
                                      2001          2000          2001         2000
                                  ------------  ------------  -----------  ------------
INCOME:
  Dividends and interest income   $     7,105   $    13,824   $   33,243   $    38,400
                                  ------------  ------------  -----------  ------------

EXPENSES:

  Professional  fees                    1,966         2,276       10,212        10,691
  Office  expense                         650           300        1,256         6,359
  Taxes,  licenses,  and  fees            -              53          -             836
                                  ------------  ------------  -----------  ------------
                                        2,616         2,629       11,468        17,886
                                  ------------  ------------  -----------  ------------

INCOME  BEFORE  INCOME TAXES            4,489        11,195       21,775        20,514

FEDERAL  INCOME  TAX                     673          1,196       3,266          3,588
                                  ------------  ------------  -----------  ------------

NET INCOME                        $     3,816   $     9,999   $   18,509   $    16,926
                                  ============  ============  ===========  ============

BASIC INCOME  PER  SHARE
  (based  upon  weighted
   average  share  outstanding)           NIL           NIL          NIL           NIL
                                  ============  ============  ===========  ============























See  accompanying  note  to  financial  statements.

METALINE  MINING  &  LEASING  COMPANY

STATEMENTS  OF  CASH  FLOWS  (UNAUDITED)
----------------------------------------


                                                         Nine  Months  Ended
                                                           September  30,
                                                     --------------------------
                                                         2001          2000
                                                     ------------  ------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

CASH  FLOWS  FROM  OPERATING  ACTIVITIES:

  Net  income                                        $    18,509   $    16,926
  Adjustments to reconcile net income to net cash
    provided  by  operating  activities:
      (Increase) decrease in:
        Income  tax  receivable                              774           -
      (Decrease) increase  in:
        Accounts  payable                                    -             (9)
        Income  tax  payable                                 236       (5,013)
                                                     ------------  ------------
Net  cash  provided  by  operating  activities            19,519        11,904
                                                     ------------  ------------

NET  INCREASE  IN  CASH  AND  CASH  EQUIVALENTS           19,519        11,904

CASH  AND  CASH  EQUIVALENTS, BEGINNING OF PERIOD      1,076,017     1,059,724
                                                     ------------  ------------

CASH  AND  CASH  EQUIVALENTS,  END OF PERIOD         $ 1,095,536   $ 1,071,628
                                                     ============  ============

























See  accompanying  note  to  financial  statements.

METALINE  MINING  &  LEASING  COMPANY
NOTE  TO  FINANCIAL  STATEMENTS



BASIS  OF  PRESENTATION:


The financial statements included herein have been prepared by Metaline Mining & Leasing Company (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such SEC rules and regulations. In the opinion of management of the Company, the foregoing statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 2001, and its results of operations for the nine-month periods ended September 30, 2001 and 2000, and its cash flows for the nine-month periods ended September 30, 2001 and 2000. The interim results reflected in the foregoing financial statements are not considered indicative of the results expected for the full fiscal year.

                    METALINE  MINING  AND  LEASING  COMPANY
                                FORM  10-QSB
              FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001


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

                            PART II OTHER INFORMATION

Item  6.  Exhibits  and  Reports  of  Form  8-K

(b)  Reports  on  Form  8-K

During the Quarter ended September 30, 2001 the Registrant filed  no Form 8-Ks.


     SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



METALINE  MINING  AND  LEASING  COMPANY


       /s/ Gregory B. Lipsker
BY: ------------------------------------         DATE:  November 14, 2001
       GREGORY  B.  LIPSKER,  President

       /s/ William R. Green
BY: ------------------------------------         DATE:  November 14, 2001
       WILLIAM  R.  GREEN,  Secretary