Form 10KSB
period 2001-12-31
METALINE MINING & LEASING CO
filed 2002-04-01
CIK 65224

SECURITIES  AND  EXCHANGE  COMMISSION
                           WASHINGTON,  D.C.  20549

                                 FORM  10-KSB
(Mark  One)
[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2001, or

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

State  issuer's  revenues  for  its  most  recent  fiscal  year.       $  38,959

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

ITEM  2.     DESCRIPTION  OF  PROPERTY

The Company has no offices or facilities. The Company's activities are carried out from the office of one of its officers and directors. There is no charge to the Company for the use of office space.

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

During 2001, the Company's only revenue was interest income in the amount of $38,959. This represents a decrease of income of approximately $8,800 over the year ended December 31, 2000. This decrease is attributable to the decrease in interest rates.

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

ITEM  7.      FINANCIAL  STATEMENTS

Financial Statements of the Company for the fiscal years ended December 31, 2001 and December 31, 2000 audited by LeMaster & Daniels PLLC, are inserted here.



METALINE  MINING  &  LEASING  COMPANY

FINANCIAL  STATEMENTS  AND
INDEPENDENT  AUDITORS'  REPORT

DECEMBER  31,  2001  AND  2000
METALINE  MINING  &  LEASING  COMPANY


CONTENTS
--------


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

     Statements  of  cash  flows                         6

     Notes  to  financial  statements                  7-9

     INDEPENDENT  AUDITORS'  REPORT





Board  of  Directors
Metaline  Mining  &  Leasing  Company
Spokane,  Washington


We have audited the accompanying balance sheets of Metaline Mining & Leasing Company (a Washington Corporation) as of December 31, 2001 and 2000, and the related statements of income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Metaline Mining & Leasing Company as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ LeMaster & Daniels PLLC

LeMASTER  &  DANIELS  PLLC
Certified  Public  Accountants
Spokane,  Washington
March  4,  2002

METALINE  MINING  &  LEASING  COMPANY
BALANCE  SHEETS

                                                           December 31,
                                               --------------------------------
                                                    2001              2000
                                               --------------    --------------

ASSETS
CURRENT  ASSETS:

  Cash  and  cash  equivalents:
     Cash                                      $     391,756     $     393,783
     Temporary cash investments                      706,103           682,234
                                               --------------    --------------
Total  cash  and  cash  equivalents                1,097,859         1,076,017

FEDERAL  INCOME  TAX  RECEIVABLE                         386               774

INVESTMENTS                                           13,053            12,790

PARTNERSHIP  PROPERTIES                                5,821             5,068
                                               --------------    --------------
                                               $   1,117,119     $   1,094,649
                                               ==============    ==============

LIABILITIES  AND  STOCKHOLDERSEQUITY

CURRENT  LIABILITIES:

     Accounts  payable                         $       1,809     $        308
                                               --------------    --------------

STOCKHOLDERS' EQUITY:

  Common stock 15,000,000 shares, no
    par value, authorized;
    14,555,668 shares issued and outstanding         954,282           954,282
  Accumulated other comprehensive income:
    Unrealized loss, marketable securities            (6,438)           (6,701)
  Retained  earnings                                 167,466           146,760
                                               --------------    --------------
            Total  stockholders' equity            1,115,310         1,094,341
                                               --------------    --------------
                                               $   1,117,119     $   1,094,649
                                               ==============    ==============















See  accompanying  notes  to  financial  statements.

METALINE  MINING  &  LEASING  COMPANY
STATEMENTS  OF  INCOME


                                                    Years Ended December 31,
                                               --------------------------------
                                                    2001              2000
                                               --------------    --------------
INCOME:

     Dividend  and  interest  income           $      38,959     $      47,767
                                               --------------    --------------

EXPENSES:

     Directors fees                                    1,500             1,500
     Professional  fees                               11,582            12,415
     Office  expense                                   1,951             6,958
     Taxes,  licenses,  and  fees                        235             1,055
                                               --------------    --------------
                                                      15,268            21,928
                                               --------------    --------------

INCOME  BEFORE  OTHER  INCOME
     AND  FEDERAL  INCOME  TAX                        23,691            25,839

OTHER  INCOME:

     Income  from  partnership  interests                669               898
                                               --------------    --------------

INCOME  BEFORE  FEDERAL  INCOME  TAX                  24,360            26,737

PROVISION  FOR  FEDERAL  INCOME  TAX                   3,654             4,010
                                               --------------    --------------

NET  INCOME                                    $      20,706     $      22,727
                                               ==============    ==============


BASIC EARNINGS PER SHARE (based on weighted
     average  shares  outstanding)                       NIL               NIL
                                               ==============    ==============


















See  accompanying  notes  to  financial  statements.

METALINE  MINING  &  LEASING  COMPANY
STATEMENTS  OF  STOCKHOLDERS' EQUITY
YEARS  ENDED  DECEMBER  31,  2001  AND  2000

                                                 Accumulated
                       Number  of                Other          Retained
                       Shares       Common       Comprehensive  Earnings
                       Outstanding  Stock        Income                      Total
                       -----------  -----------  -------------  -----------  ------------
BALANCES,
  DECEMBER  31, 1999    14,555,668  $  954,282   $     (5,877)  $   124,033  $ 1,072,438

ADD  (DEDUCT):

Comprehensive income:
  Unrealized loss in
  marketable securities        -           -             (824)          -           (824)
Net  income                    -           -              -          22,727       22,727
                                                                             ------------
Comprehensive  income                                                             21,903
                       -----------  -----------  -------------  -----------  ------------
BALANCES,
  DECEMBER 31, 2000     14,555,668     954,282         (6,701)     146,760     1,094,341

ADD:

Comprehensive  income
  Unrealized gain in
  marketable securities        -           -              263          -             263
Net  income                    -            -             -         20,706        20,706
                                                                             ------------
Comprehensive  income                                                             20,969
                       -----------  -----------  -------------  -----------  -----------
BALANCES,
  DECEMBER  31, 2001    14,555,668  $  954,282   $     (6,438)  $  167,466   $ 1,115,310
                       ===========  ===========  =============  ===========  ============





















See  accompanying  notes  to  financial  statements.

METALINE  MINING  &  LEASING  COMPANY
STATEMENTS  OF  CASH  FLOWS


                                                    Years Ended December 31,
                                               --------------------------------
                                                    2001              2000
                                               --------------    --------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

CASH  FLOWS  FROM  OPERATING  ACTIVITIES:

     Net  income                                $     20,706     $      22,727
     Adjustments to reconcile net income to
       net cash provided by operating
       activities:
       Income from partnership interest                 (753)             (946)
       Decrease (increase) in federal taxes
         receivable                                      388              (774)
     Increase (decrease) in:
        Accounts  payable                              1,501               299
        Federal  income  tax  payable                    -              (5,013)
                                               --------------    --------------
Net  cash  provided  by operating activities          21,842            16,293

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR       1,076,017         1,059,724
                                               --------------    --------------

CASH  AND  CASH  EQUIVALENTS,  END  OF  YEAR   $   1,097,859     $   1,076,017
                                               ==============    ==============


SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:

     Cash  paid  for  income  taxes            $      3,266      $       9,797
                                               ==============    ==============

SUPPLEMENTAL  SCHEDULE  OF  NONCASH  INVESTING
     AND  FINANCING  ACTIVITIES:
     Increase  in  partnership  interests      $        753      $         946
                                               ==============    ==============


















See  accompanying  notes  to  financial  statements.

METALINE  MINING  &  LEASING  COMPANY
NOTES  TO  FINANCIAL  STATEMENTS
--------------------------------

NOTE  1  -  ORGANIZATION  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES:

Organization:

Metaline Mining & Leasing Company (the Company) was incorporated in the state of Washington in 1927. Although it has previously been engaged in mineral exploration and continues to hold interests in mineral exploration properties, the Company currently has no active business operations. The Company is currently seeking to acquire an interest in a business opportunity.

Summary  of  Significant  Accounting  Policies:

a. Cash and cash equivalents include short-term cash investments that have an initial maturity of 90 days or less.

b. The Company's marketable securities are stated at estimated fair value at the balance-sheet dates and unrealized losses are reported in stockholders' equity as accumulated other comprehensive income. All such securities are considered to be available-for-sale. Gains and losses are determined using the specific identification method. Investments in coins (gold Krugerrands and silver rounds) are stated at fair value.

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

e. Income tax is provided for the tax effects of transactions reported in the financial statements. There were no material temporary differences between financial statement and tax bases of accounts for the years presented.

f. Basic earnings per share are computed using the weighted average number of shares outstanding during the years (approximately 14,566,000 in 2001 and 2000). Diluted income per share was the same as basic earnings per share for the years presented.

g. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

METALINE  MINING  &  LEASING  COMPANY
NOTES  TO  FINANCIAL  STATEMENTS
--------------------------------

NOTE  2  -  INVESTMENTS:
------------------------

The  Company  had  the  following  investments:

                                        December  31,
                                ----------------------------
                                     2001          2000
                                -------------  -------------
Coins:
At  fair  value                 $     13,053   $     12,790

Marketable  securities:
Cost                                   5,877          5,877
Gross unrealized holding loss         (5,877)        (5,877)
                                -------------  -------------
                                $     13,053   $     12,790
                                =============  =============

Coins  consisted  of  the  following:

-     44  1-ounce  Krugerrands
-     150  1-ounce  silver  rounds

Marketable  securities  consisted  of  the  following  investments:

-     25,000  shares  of Capitol Silver Mines, Inc., a development-stage company
- 31,151 shares of Carson Industries Corporation, which is currently involved in oil and gas exploration

NOTE  3  -  MINING  PROPERTIES:

Investments in mining properties, net of impairment losses recognized, consisted of the following:

                                        December  31,
                                ----------------------------
                                     2001          2000
                                -------------  -------------

Partnership interest in two
  units of Pondera Partners,
  Ltd., a drilling project
  located in Teton County,
  Montana (at cost less
  equity in partnership
  losses)                       $      5,821   $      5,068

METALINE  MINING  &  LEASING  COMPANY
NOTES  TO  FINANCIAL  STATEMENTS
--------------------------------

NOTE  4  -  FEDERAL  INCOME  TAXES:

The  provision  for  income  taxes  consisted  of  the  following:

                                  Years Ended December 31,
                                ----------------------------
                                     2001          2000
                                -------------  -------------
Computed expected tax expense   $      3,654   $      4,010

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

The Registrant has engaged LeMaster & Daniels PLLC as Independent Auditor for the year ended December 31, 2002.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS  AND  EXECUTIVE  OFFICERS

(A)     IDENTIFICATION  OF  DIRECTORS

Set forth below is the name, age and length of service of the Company's present directors:

NAME  (AGE)                    POSITION            LENGTH  OF  SERVICE
-----------------------------  ------------------  -------------------

William  R.  Green  (63)        Director             Since  1993

Gregory  B.  Lipsker  (51)      Director             Since  1993

Eunice  R.  Campbell  (55)      Director             1992  and  since 1994

The directors are elected for a one-year term until their successors have been elected and qualified. There are no arrangements or understandings between any of the directors and other persons pursuant to which such person was selected as a director.

(B)     IDENTIFICATION  OF  EXECUTIVE  OFFICERS

Set forth below is the name, age and length of service of the Company's present Executive Officers:

NAME  (AGE)                    POSITION            LENGTH  OF  SERVICE
-----------------------------  ------------------  -------------------
Gregory  B.  Lipsker  (51)     President                Since  1994

William  R.  Green  (63)        Vice President
                                /Asst.  Secretary       Since  1994

Eunice  R.  Campbell  (57)     Secretary/Treasurer      Since  1992

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

Summary  Compensation  Table
----------------------------
                                                        Long-Term Compensation
          Annual  Compensation                     Awards                 Payouts
-------------------------------------------  ----------------------  ------------------
(a)             (b)    (c)    (d)     (e)    (f)         (g)         (h)     (i)
Name                                 Other   Restricted  Securities
and                                  Annual  Stock       Underlying  LTIP     All Other
Principal       Year  Salary  Bonus  Comp.   Awards(1)   Options/    Payouts  Comp.
Position               ($)     ($)    ($)     ($)        SARs(#)      ($)      ($)
--------------  ----  ------  -----  ------  ----------  ----------  -------  ---------
Gregory B.
 Lipsker        1999     $0     $0     $0        $0          -0-         $0       $0
President and
 Director       2000     $0     $0     $0        $0          -0-         $0       $0
                2001     $0     $0     $0        $0          -0-         $0       $0*

* Mr. Lipsker's law firm received fees of $1,170 for legal services performed for the Company during 2001.

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

                                   Amount  and  Nature  of
                                   Beneficial  Ownership
Name  of  Person                   (all  direct  unless
or  Group  (1)                     otherwise  noted)               % of Class
----------------------------------  ------------------------        ----------
Albert  M.  Zlotnick                       7,277,834                  50.00%
301  City  Ave.
Bala  CynWyd,  PA  19004

Directors  and  Executive  Officers:
------------------------------------
Greg  Lipsker                              1,001,500                   6.88%
601  W.  Main  Avenue
Spokane,  WA  99201

William  Green                               896,000                   6.15%
905  W.  Riverside,  Ste.  311
Spokane,  WA  99201

Eunice  R.  Campbell                         595,000                   4.09%
301  S.  Chestnut,  Ste.  #6
Spokane,  WA  99204

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

          (1)  Omitted  Exhibits  not  applicable
          (2)  Incorporated  by  reference  to  previous  filing

Financial  Statements
   Independent  Auditors'  Reports
   Balance  Sheets  at  December  31,  2001  and  2000
   Statements  of  Income  (Loss))
      for  the  years  ended  December  31,  2001  and  2000
   Statements  of  Stockholders'  Equity
      for  the  years  ended  December  31,  1999  -  2001
   Statements  of  Cash  Flows
      for  the  years  ending  December  31,  2001  and  2000
   Notes  to  Financial  Statements
(b)     No  reports  have  been filed on Form 8-K during the last fiscal quarter
covered  by  this     report.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

METALINE  MINING  &  LEASING  COMPANY     .

Date: 3/29/02                     /s/ Gregory B. Lipsker
                              By:----------------------------------------
                                   GREGORY  B.  LIPSKER,  President
                                   (Principal  Executive  Officer)

Date: 3/29/02                     /s/  Eunice R. Campbell
                              By:----------------------------------------
                                    EUNICE  R.  CAMPBELL,  Secretary/Treasurer
                                   (Principal  Financial  Officer)


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ William R. Green     3/29/02
                         -------
WILLIAM  R.  GREEN       Date
Director

/s/ Eunice Campbell     3/29/02
                         -------
EUNICE  CAMPBELL         Date
Director

Gregory B. Lipsker       3/29/02
                         -------
GREGORY  B.  LIPSKER     Date
Director

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS - Not Applicable