Form 10QSB
period 2002-03-31
METALINE MINING & LEASING CO
filed 2002-05-15
CIK 65224

UNITED  STATES
                        SECURITIES  AND  EXCHANGE  COMMISSION
                             Washington,  D.C.  20549

                                      FORM  10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For  the  quarterly  period  ended  March  31,  2002

     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For  the  transition  period  from ------------  to -----------

Commission  file  number:001-01428

                    METALINE  MINING  AND  LEASING  COMPANY


          Washington                                    91-0684860
(State of other jurisdiction of            (I.R.S. Employer Identification  No.)
 incorporation or  organization)

601  West  Main  Avenue,  Suite  714
Spokane,  WA  99201-0677                                         99201-0677
(Address  of  principal  executive  offices)                    (Zip  Code)

                                (509)  455-9077
             (Issuer's  telephone  number,  including  area  code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes (X) No( )

State the number of shares outstanding of each of the issuer's classes of common
equity,  as  of  the  latest  practicable  date   14,555,668

Transitional Small Business Disclosure Format (check one);   Yes ( ) No (X)

                     METALINE  MINING  AND  LEASING  COMPANY
                                 FORM  10-QSB
               FOR  THE  QUARTERLY  PERIOD  ENDED  MARCH  31,  2002

                         PART I. - FINANCIAL INFORMATION

Item 1 - Financial Information

METALINE  MINING  &  LEASING  COMPANY

BALANCE  SHEETS  (UNAUDITED)
----------------------------


                                              March  31,      December  31,
                                                 2002            2001
                                             --------------  --------------

ASSETS

CURRENT  ASSETS:

Cash  and  cash  equivalents:
  Cash                                       $     391,053   $     391,756
  Temporary cash investments                       708,338         706,103
                                             --------------  --------------
     Total cash and cash equivalents             1,099,391       1,097,859

FEDERAL  INCOME  TAX  RECEIVABLE                       386             386

INVESTMENTS                                         14,128          13,053

MINING  PROPERTIES                                   5,821           5,821
                                             --------------  --------------

                                             $   1,119,726   $   1,117,119
                                             ==============  ==============

LIABILITIES  AND  STOCKHOLDERSEQUITY

CURRENT  LIABILITIES:

  Accounts  payable                          $       4,709   $       1,809
                                             --------------  --------------

STOCKHOLDERS' EQUITY:

  Common stock 15,000,000 shares, no par
    value, authorized; 14,555,668 shares
    issued  and outstanding                        954,282         954,282
  Accumulated other comprehensive  income:
    Unrealized loss, marketable  securities         (5,364)         (6,438)
  Retained  earnings                               166,099         167,466
                                             --------------  --------------

     Total  stockholders' equity                 1,115,017       1,115,310
                                             --------------  --------------
                                             $   1,119,726   $   1,117,119
                                             ==============  ==============

See  accompanying  note  to  financial  statements.

METALINE  MINING  &  LEASING  COMPANY
STATEMENTS  OF  INCOME  (UNAUDITED)
-----------------------------------


                                              Three Months Ended March 31,
                                             ------------------------------
                                                 2002            2001
                                             --------------  --------------
INCOME:

  Dividend  and  interest  income            $       3,598   $      13,994
                                             --------------  --------------

EXPENSES:

  Professional  fees                                 4,649           1,158
  Office  expense                                      316             301
                                             --------------  --------------

                                                     4,965           1,459
                                             --------------  --------------

INCOME (LOSS) BEFORE FEDERAL INCOME TAX             (1,367)         12,535

PROVISION  FOR FEDERAL INCOME TAX                      -             1,880
                                             --------------  --------------

NET  INCOME  (LOSS)                          $      (1,367)  $      10,655
                                             ==============  ==============

BASIC (LOSS) EARNINGS PER SHARE, based on
  weighted  average  shares  outstanding               NIL            NIL
                                             ==============  ==============


























See  accompanying  note  to  financial  statements.

METALINE  MINING  &  LEASING  COMPANY
STATEMENTS  OF  CASH  FLOWS  (UNAUDITED)


                                              Three Months Ended March 31,
                                             ------------------------------
                                                 2002            2001
                                             --------------  --------------

INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS

CASH  FLOWS  FROM  OPERATING  ACTIVITIES:

  Net income (loss)                          $      (1,367)  $      10,655
  Adjustments to reconcile net income
    (loss) to net cash provided by
    operating  activities:
       Decrease  in  assets:
         Income  tax  receivable                       -              774
       Increase in liabilities:
          Accounts  payable                          2,899            -
          Income  tax  payable                         -            1,106
                                             --------------  --------------
Net cash provided by operating activities            1,532          12,535
                                             --------------  --------------

NET INCREASE IN CASH AND CASH EQUIVALENTS            1,532          12,535

CASH AND CASH EQUIVALENTS, BEGINNING OF
  PERIOD                                         1,097,859       1,076,017
                                             --------------  --------------

CASH AND CASH EQUIVALENTS, END OF PERIOD     $   1,099,391   $   1,088,552
                                             ==============  ==============

























See  accompanying  note  to  financial  statements.

METALINE  MINING  &  LEASING  COMPANY
NOTE  TO  FINANCIAL  STATEMENTS


NOTE  -  BASIS  OF  PRESENTATION:

The unaudited financial statements have been prepared by Metaline Mining & Leasing Company (the Company), pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such SEC rules and regulations. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001, which was filed April 15, 2002. In the opinion of management of the Company, the foregoing statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 2002, and its results of operations for the three-month periods ended March 31, 2002 and 2001, and its cash flows for the three-month periods ended March
31, 2002 and 2001. The interim results reflected in the foregoing financial statements are not considered indicative of the results expected for the full fiscal year.

                     METALINE  MINING  AND  LEASING  COMPANY
                                 FORM  10-QSB
               FOR  THE  QUARTERLY  PERIOD  ENDED  MARCH  31,  2002

Item  2.  Management's  Discussion  and  Analysis  or  Plan  of  Operation

The Registrant has no revenues from operations. Our only income has been derived from interest on our cash and temporary cash investments. Interest income for the three-month period ended March 31, 2002 decreased from $13,994 to $3,598 for the same period ended March 31, 2001. This decrease is due to lower interest rates available for the cash and temporary cash investments.

We incurred a loss of $1,367 during the three-month period ended March 31, 2002. This compares to net income of $12,535 during the three-month period ended March 31, 2001. We anticipate continuing losses until such time as interest rates rise to a level that enables our interest income to meet our ongoing administrative expenses. Our expenses consist of accounting, legal and book keeping expenses related to complying with reporting requirements of the Securities Exchange Act of 1934.

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

                            PART II OTHER INFORMATION

Items  deleted  are  not  applicable

During  the  Quarter  ended  March  31, 2002 the Registrant filed  no Form 8-Ks:

                     METALINE  MINING  AND  LEASING  COMPANY
                                 FORM  10-QSB
               FOR  THE  QUARTERLY  PERIOD  ENDED  MARCH  31,  2002


                                  SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



METALINE  MINING  AND  LEASING  COMPANY


    /s/ Gregory B. Lipsker
BY: -------------------------------         DATE:  May  13,  2002
    GREGORY B. LIPSKER, President

    /s/ William R. Green
BY: -------------------------------         DATE:  May  13,  2002
     WILLIAM R. GREEN, Secretary