Form 10QSB
period 2002-06-30
METALINE MINING & LEASING CO
filed 2002-08-14
CIK 65224

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549
                             FORM 10-QSB

   [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended June 30, 2002

                                 OR

   [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to  _____

Commission file number:   001-01428

                      METALINE MINING & LEASING COMPANY

              Washington                               91-0684860
(State of other jurisdiction of incorporation    (I.R.S. Employer Id. No.)
 or organization)

601 West Main Avenue, Suite 714
Spokane, WA  99201-0677                        99201-0677
(Address of principal executive offices)       (Zip Code)

                           (509) 455-9077
          (Issuer's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes(X) No( )

State the number of shares outstanding of  each  of  the  issuer's  classes  of
common equity, as of the latest practicable date   14,555,668

Transitional Small Business Disclosure Format (check one): Yes( ) No(X)

                      METALINE MINING & LEASING COMPANY
                                 FORM 10-QSB
                FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002


                        PART I. - FINANCIAL INFORMATION

Item 1 Financial Information

METALINE MINING & LEASING COMPANY
BALANCE SHEETS (UNAUDITED)

                                                                 June 30,
                                                                   2002
                                                               ------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents:
    Cash                                                       $   383,132
    Temporary cash investments                                     710,687
                                                               ------------
        Total cash and cash equivalents                          1,093,819
                                                               ------------

PREPAID FEDERAL INCOME TAX                                           1,840

INVESTMENTS                                                         14,721

MINING PROPERTIES                                                    5,821
                                                               ------------
TOTAL ASSETS                                                   $ 1,116,201
                                                               ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

  Accounts payable                                             $       310

STOCKHOLDERS' EQUITY:

  Common stock - 15,000,000 shares, no par value, authorized;
    14,555,668 shares issued and outstanding                       954,282
  Accumulated other comprehensive income:
    Unrealized loss, marketable securities                          (4,771)
  Retained earnings                                                166,380
                                                               ------------
        Total stockholders' equity                               1,115,891
                                                               ------------
                                                               $ 1,116,201
                                                               ============









See  accompanying  note  to  financial  statements.

METALINE MINING & LEASING COMPANY
STATEMENTS OF INCOME (UNAUDITED)

                                         Three Months               Year to Date
                                        Ended June 30,              Ended June 30,
                                   --------------------------  --------------------------
                                       2002          2001          2002         2001
                                   ------------  ------------  ------------  ------------
INCOME:

  Dividend and interest income     $     3,520   $    12,144   $     7,117   $    26,138

EXPENSES:

  Professional fees                      2,591         7,088         7,240         8,246
  Office expense                           647           305           963           607
                                   ------------  ------------  ------------  ------------
                                         3,238         7,393         8,203         8,853
                                   ------------  ------------  ------------  ------------

INCOME (LOSS) BEFORE FEDERAL
  INCOME TAX                               282         4,751        (1,086)       17,285

PROVISION FOR FEDERAL INCOME TAX           -             713           -           2,593
                                   ------------  ------------  ------------  ------------

NET INCOME (LOSS)                  $       282   $     4,038   $    (1,086)  $    14,692
                                   ============  ============  ============  ============

BASIC (LOSS) EARNINGS PER SHARE,
  based on weighted average
  shares outstanding                       NIL           NIL           NIL          NIL
                                   ============  ============  ============  ============























See  accompanying  note  to  financial  statements.

METALINE MINING & LEASING COMPANY
STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                            Six Months
                                                          Ended June 30,
                                                     --------------------------
                                                         2002        2001
                                                     ------------  ------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income (loss)                                  $    (1,086)  $    14,693
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
      Decrease in assets:
        Income tax receivable                                -             774
        Prepaid federal income taxes                      (1,454)          -
      Increase in liabilities:
        Accounts payable                                  (1,500)          -
        Income tax payable                                   -             573
                                                     ------------  ------------
          Net cash provided by operating activities       (4,040)       16,040
                                                     ------------  ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS      (4,040)       16,040

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD         1,097,859     1,076,017
                                                     ------------  ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD             $ 1,093,819   $ 1,092,057
                                                     ============  ============



























See  accompanying  note  to  financial  statements.

METALINE MINING & LEASING COMPANY
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION:

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

                      METALINE MINING & LEASING COMPANY
                                 FORM 10-QSB
                FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

Item 2. Management's Discussion and Analysis or Plan of Operation

Three Months Ended June 30, 2002

We had no revenues from operations during the recently completed quarter. Our only income has been derived from interest on our cash and temporary cash investments. Interest income for the three-month period ended June 30, 2002 decreased from $12,144 to $3,520 for the same period ended June 30, 2001. This decrease is due to lower interest rates available for the cash and temporary cash investments.

We had net income of $282 during the three-month period ended June 30, 2002. This compares to net income of $4,038 during the three-month period ended June 30, 2001. We anticipate continuing nominal net income until such time as interest rates rise. Our expenses consist of accounting, legal and book keeping expenses related to complying with reporting requirements of the Securities Exchange Act of 1934.

Six Months Ended June 30, 2002

We had no revenues from operations during the six months ended June 30, 2002. Our only income has been derived from interest on our cash and temporary cash investments. Interest income year- to-date for the six-month period ended June 30, 2002 decreased from $26,138 to $7,117 for the same period ended June 30, 2001. This decrease is due to lower interest rates available for the cash and temporary cash investments.

We have incurred a loss of $1,086 during the six-month period ended June 30, 2002. This compares to net income of $14,692 during the six-month period ended June 30, 2001. We anticipate continuing losses until such time as interest rates rise to a level that enables our interest income to meet our ongoing administrative expenses. Our expenses consist of accounting, legal and book keeping expenses related to complying with reporting requirements of the Securities Exchange Act of 1934.

Plan of Operation

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

                      METALINE MINING & LEASING COMPANY
                                 FORM 10-QSB
                FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002


                           PART II OTHER INFORMATION

Items deleted are not applicable.

During the Quarter ended June 30, 2002 the Registrant filed no Form 8-Ks.





                                   SIGNATURES

In accordance with Section 13 or 15(d)  of the  Exchange  Act   the  registrant
caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



METALINE MINING & LEASING COMPANY


       /s/ Gregory B. Lipsker
BY:                                  DATE:  AUGUST 14, 2002
-----------------------------------  ----------------------
GREGORY B. LIPSKER, PRESIDENT

       /s/ William Green
BY:                                  DATE:  AUGUST 14, 2002
-----------------------------------  ----------------------
WILLIAM R. GREEN, SECRETARY