Form 10QSB
period 2002-09-30
METALINE MINING & LEASING CO
filed 2002-11-15
CIK 65224

                            UNITED STATES

                 SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C.  20549

                             FORM 10-QSB

   [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

                   SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended September 30, 2002

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

METALINE MINING & LEASING COMPANY

FORM 10-QSB

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

PART I. - FINANCIAL INFORMATION

Item 1 Financial Information

Metaline Mining & Leasing Company

Balance Sheet                                               September 30, 2002

(Unaudited)

ASSETS

CURRENT ASSETS:

  Cash and cash equivalents:

    Cash in bank                                            $    381,969

    Temporary cash investments                                   713,333

                                                            -------------

      Total current assets                                     1,095,302

PREPAID FEDERAL INCOME TAX                                         2,562

INVESTMENTS                                                       15,074

 PARTNERSHIP PROPERTIES                                            5,821

                                                            -------------

                                                            $  1,118,759

                                                            =============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

  Accounts payable                                          $        309

Common stock – 15,000,000 shares, no par value,

  authorized; 14,555,668 shares issued and outstanding           954,282

Accumulated other comprehensive income:

  Unrealized loss, marketable securities                          (4,417)

Retained earnings                                                168,585

                                                            -------------

        Total stockholders' equity                             1,118,450

                                                            -------------

                                                            $  1,118,759

                                                            =============

See accompanying note to financial statements.

Metaline Mining & Leasing Company

Statements of Income

(Unaudited)

                                      Three Months            Nine Months

                                   Ended September 30,     Ended September 30,

                                  ----------------------  ----------------------

                                     2002        2001        2002        2001

                                  ----------  ----------  ----------  ----------

INCOME:

  Dividends and interest income   $   3,783   $   7,105   $  10,900   $  33,243

EXPENSES:

  Professional fees                     517       1,966       7,757      10,212

  Office expense                        862         650       1,826       1,256

                                  ----------  ----------  ----------  ----------

                                      1,379       2,616       9,583      11,468

INCOME BEFORE INCOME TAXES            2,404       4,489       1,317      21,775

FEDERAL INCOME TAX                      198         673         198       3,266

                                  ----------  ----------  ----------  ----------

NET INCOME                        $   2,206   $   3,816   $   1,119   $  18,509

                                  ==========  ==========  ==========  ==========

BASIC INCOME PER SHARE

(based upon weighted average

  share outstanding)                   NIL        NIL        NIL         NIL

                                  ==========  ==========  ==========  ==========

See accompanying note to financial statements.

Metaline Mining & Leasing Company

Statements of Cash Flows

(Unaudited)

                                                        Nine Months Ended

                                                          September 30,

                                                   --------------------------

                                                       2002          2001

                                                   ------------  ------------

Increase (Decrease) in Cash and Cash Equivalents

Cash Flows From Operating Activities:

  Net income                                       $     1,119   $    18,509

  Adjustments to reconcile net income to net

   cash provided by (used in) operating

   activities

   (Increase) decrease in:

       Income tax receivable                            (2,176)          774

   (Decrease) increase in:

       Accounts payable                                 (1,500)          -

       Income tax payable                                  -             236

                                                   ------------  ------------

Net cash provided by (used in) operating activities     (2,557)       19,519

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS    (2,557)       19,519

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD       1,097,859     1,076,017

                                                   ------------  ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD           $ 1,095,302   $ 1,095,536

                                                   ============  ============

See accompanying note to financial statements.

Metaline Mining & Leasing Company

Note to Financial Statements

BASIS OF PRESENTATION:

The financial statements included herein have been prepared by Metaline Mining & Leasing Company (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such SEC rules and regulations.  In the opinion of management of the Company, the foregoing statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 2002, and its results of operations for the nine-month periods ended September 30, 2002 and 2001, and its cash flows for the nine-month periods ended September 30, 2002 and 2001.  The interim results reflected in the foregoing financial statements are not considered indicative of the results expected for the full fiscal year.

Item 2. Management’s Discussion and Analysis or Plan of Operation

Three Months Ended September 30, 2002

We had no revenues from operations during the recently completed quarter. Our only income has been derived from interest on our cash and temporary cash investments. Interest income for the three-month period ended September 30, 2002 decreased from $7,105 to $3,783 for the same period ended September 30, 2001. This decrease is due to lower interest rates available for the cash and temporary cash investments.

We had net income of $2,206 during the three-month period ended September 30, 2002. This compares to net income of $3,816 during the three-month period ended September 30, 2001. We anticipate continuing nominal net income until such time as interest rates rise. Our expenses consist of accounting, legal and book keeping expenses related to complying with reporting requirements of the Securities Exchange Act of 1934.

Nine Months Ended September 30, 2002

We had no revenues from operations during the six months ended September 30, 2002. Our only income has been derived from interest on our cash and temporary cash investments. Interest income year- to-date for the nine-month period ended September 30, 2002 decreased from $33,243 to $10,900 for the same period ended September 30, 2001. This decrease is due to lower interest rates available for the cash and temporary cash investments.

We had net income of $1,119 during the nine-month period ended September 30, 2002. This compares to net income of $18,509 during the nine-month period ended September 30, 2001. We anticipate continuing nominal income until such time as interest rates rise. Our expenses consist of accounting, legal and book keeping expenses related to complying with reporting requirements of the Securities Exchange Act of 1934.

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

Item 3. Controls and Procedures

Within the 90 days prior to the date of this report, the company carried out an evaluation, under the supervision and with the participation of the company’s management, including the company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.  Based upon that evaluation, the principal executive officer and principal financial officer concluded that the company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the company required to be included in the company’s periodic SEC filings.

PART II OTHER INFORMATION

Items deleted are not applicable.

During the Quarter ended September 30, 2002 the Registrant filed no Form 8-Ks.

SIGNATURES

In accordance with Section 13 or 15(d)  of the  Exchange Act  the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

METALINE MINING & LEASING COMPANY

    /s/ Gregory B. Lipsker

BY:

DATE:  NOVEMBER 13, 2002

----------------------------------------------------------

       GREGORY B. LIPSKER, PRESIDENT

    /s/ William R. Green

BY:

DATE:  NOVEMBER 13, 2002

-------------------------------------------------------

WILLIAM R. GREEN, SECRETARY

CERTIFICATION

I, Gregory B. Lipsker, certify that:

1.

I have reviewed this quarterly report on Form 10-QSB of Metaline Mining & Leasing Company;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report if being prepared;

(b)

evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)

presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

1.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)

any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

1.

The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 13, 2002

/s/ Gregory B. Lipsker

_________________________________________

Gregory B. Lipsker, Chief Executive Officer

CERTIFICATION

I, Eunice Campbell, certify that:

2.

I have reviewed this quarterly report on Form 10-QSB of Metaline Mining & Leasing Company;

3.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

4.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

5.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report if being prepared;

(b)

evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)

presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

1.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)

any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

1.

The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 13, 2002

/s/ Eunice Campbell

___________________________________________

Eunice Campbell, Chief Financial Officer