Form 10QSB/A
period 2002-09-30
METALINE MINING & LEASING CO
filed 2002-12-13
CIK 65224

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB/A

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number            1-1428

METALINE MINING & LEASING COMPANY

Washington

91-0684860

(State of other jurisdiction of

    (I.R.S. Employer Identification No.)

 incorporation or organization)

601 West Main Avenue, Suite 714

Spokane, WA  99201-0677

99201-0677

(Address of principal executive offices)

(Zip Code)

(509) 455-9077

(Issuer's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.  Yes    X         No_______

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date   14,555,668

Transitional Small Business Disclosure Format (check one);

Yes _____    No     X

METALINE MINING & LEASING COMPANY

FORM 10-QSB/A

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

METALINE MINING & LEASING COMPANY

/s/ Gregory B. Lipsker

BY:

DATE:  December 11, 2002

       GREGORY B. LIPSKER, PRESIDENT

/s/ William R. Green

BY:

DATE:  December 11, 2002

WILLIAM R. GREEN, SECRETARY

CERTIFICATION

I, Gregory B. Lipsker, certify that:

1.

I have reviewed this quarterly report on Form 10-QSB/A of Metaline Mining & Leasing Company;

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

5.

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

6.

The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  December 11, 2002

/s/ Gregory B. Lipsker

Gregory B. Lipsker, Chief Executive Officer

CERTIFICATION

I, Eunice Campbell, certify that:

1.

I have reviewed this quarterly report on Form 10-QSB/A of Metaline Mining & Leasing Company;

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

5.

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

6.

The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  December 11, 2002

/s/ Eunice Campbell

Eunice Campbell, Chief Financial Officer