Form 10KSB
period 2002-12-31
METALINE MINING & LEASING CO
filed 2003-04-14
CIK 65224

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

FORM 10 - KSB

(Mark One)

[X]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

[ ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number: 001-01428

Metaline Mining & Leasing Company

(Exact name of registrant as specified in its charter)

State of Washington

91-0684860

(State or other jurisdiction of incorporation or organization)

(I.R.S. Employer Identification No.)

601 West Main Avenue, Suite 714

Spokane, Washington

99201-0677

(Address of principal executive offices)

(Zip Code)

(Registrant's telephone number, including area code):  509-455-9077

Securities registered under Section 12(b) of the Exchange Act:

Title of each class

Name of each exchange on which registered

None

None

Securities registered under Section 12(g) of the Exchange Act:

Common

(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes[X]           No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  [X]

State issuer's revenues for its most recent fiscal year.  $ 15,041

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within 60 days.  (See definition of affiliate in Rule 12b-2 of the Exchange Act.) [Amended in release No. 33-7419 (¶85,938), effective June 13, 1997, 62 F.R. 26387.] $146,560 based upon last sales price of $.03 per share on March 31, 2003.

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

Yes[ ]           No [X]

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

(c)

Reports to Security Holders

You may read and copy any materials filed with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N. W., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1 (800) SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding the Company that is filed electronically with the SEC.

ITEM 2.

DESCRIPTION OF PROPERTY

The Company has no property, offices or facilities.  The Company's activities are carried out from the office of one of its officers and directors. There is no charge to the Company for the use of office space.

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

PART II

ITEM 5.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)

Market Information

The Common Stock of the Company is traded in the over the counter market on the NASD Bulletin Board under the symbol “MMLC”.  The shares were listed for trading during the first quarter of 2002.  Prior to that time there had been no market for the Company’s shares for more than ten years. The following table shows the high and low closing sales prices for the Common Stock for each quarter since January 1, 2002.  The quote date was obtained through America Online from data provided by Standard & Poors. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Fiscal Year

High Closing

Low Closing

First

2002

.02

.02

Second

2002

.02

.02

Third

2002

.05

.01

Fourth

2002

.03

.02

First

2003

.05

.02

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

ITEM 6.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operation

During 2002, the Company’s only revenue was interest income in the amount of $15,041.  This represents a decrease of income of approximately $23,918 over the year ended December 31, 2001. This decrease is attributable to the decrease in interest rates.

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

The Company believes it can satisfy it’s foreseeable cash requirements. The Company does not believe that it will have to raise additional funds in the next twelve months.

ITEM 7.

FINANCIAL STATEMENTS

Financial Statements of the Company for the fiscal years ended December 31, 2002 and December 31, 2001 audited by LeMaster & Daniels PLLC, are included herein.

METALINE MINING & LEASING COMPANY

Financial Statements and

Independent Auditors’ Report

December 31, 2002 and 2001

Metaline Mining & Leasing Company

Contents

Page

INDEPENDENT AUDITORS’ REPORT

7

FINANCIAL STATEMENTS:

Balance sheets

8

Statements of income

9

Statements of stockholders’ equity

10

Statements of cash flows

11

Notes to financial statements

12-14

INDEPENDENT AUDITORS’ REPORT

Board of Directors

Metaline Mining & Leasing Company

Spokane, Washington

We have audited the accompanying balance sheets of Metaline Mining & Leasing Company (a Washington Corporation) as of December 31, 2002 and 2001, and the related statements of income, stockholders’ equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Metaline Mining & Leasing Company as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

LeMASTER & DANIELS PLLC

Certified Public Accountants

Spokane, Washington

March 12, 2003

Metaline Mining & Leasing Company

Balance Sheets

	December 31,
	2002	2001

Assets

CURRENT ASSETS:

Cash and cash equivalents:
Cash	$ 376,157	$ 391,756
Temporary cash investments	716,353	706,103
Total cash and cash equivalents	1,092,510	1,097,859

FEDERAL INCOME TAX RECEIVABLE	3,592	386
Total current assets	1,096,102	1,098,245

INVESTMENTS	16,018	13,053

PARTNERSHIP PROPERTIES	6,963	5,821

	$1,119,083	$1,117,119

Liabilities and Stockholders’ Equity

CURRENT LIABILITIES:

Accounts payable	$ 309	$ 1,809

STOCKHOLDERS’ EQUITY:

Common stock – 15,000,000 shares, no par value, authorized;
14,555,668 shares issued and outstanding	954,282	954,282
Accumulated other comprehensive income:
Unrealized loss, marketable securities	(3,473)	(6,438)
Retained earnings	167,965	167,466
Total stockholders’ equity	1,118,774	1,115,310

	$1,119,083	$1,117,119

See accompanying notes to financial statements

Metaline Mining & Leasing Company

Statements of Income

	Years Ended
	December 31,
	2002	2001

INCOME:

Dividend and interest income	$15,041	$38,959

EXPENSES:

Directors’ fees	1,500	1,500
Professional fees	11,855	11,582
Office expense	1,886	1,951
Taxes, licenses, and fees	243	235
	15,484	15,268

INCOME (LOSS) BEFORE OTHER INCOME
AND FEDERAL INCOME TAX	(443)	23,691

OTHER INCOME:

Income from partnership interests	1,030	669

INCOME BEFORE FEDERAL INCOME TAX	587	24,360

PROVISION FOR FEDERAL INCOME TAX	88	3,654

NET INCOME	$ 499	$20,706

BASIC EARNINGS PER SHARE (based on weighted
average shares outstanding)	NIL	NIL

See accompanying notes to financial statements.

Metaline Mining & Leasing Company
Statements of Stockholders’ Equity Years Ended December 31, 2002 and 2001

			Accumulated
	Number of		Other
	Shares	Common	Comprehensive	Retained
	Outstanding	Stock	Income (Loss)	Earnings	Total

BALANCES, DECEMBER 31, 2000	14,555,668	$ 954,282	$ (6,701)	$ 146,760	$ 1,094,341

ADD:

Comprehensive income:
Unrealized gain in marketable securities	-	-	263	-	263
Net income	-	-	-	20,706	20,706
Comprehensive income					20,969

BALANCES, DECEMBER 31, 2001	14,555,668	954,282	(6,438)	167,466	1,115,310

ADD:

Comprehensive income
Unrealized gain in marketable securities	-	-	2,965	-	2,965
Net income	-	-	-	499	499
Comprehensive income					3,464

BALANCES, DECEMBER 31, 2002	14,555,668	$ 954,282	$ (3,473)	$ 167,965	$ 1,118,774

See accompanying notes to financial statements.

Metaline Mining & Leasing Company

Statements of Cash Flows

	Years Ended December 31,

	2002	2001

Increase (Decrease) in Cash and Cash Equivalents

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$ 499	$ 20,706
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Income from partnership interest	(1,142)	(753)
(Increase) decrease in federal taxes receivable	(3,206)	388
Increase (decrease) in accounts payable	(1,500)	1,501
Net cash provided by (used in) operating activities	(5,349)	21,842

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1,097,859	1,076,017

CASH AND CASH EQUIVALENTS, END OF YEAR	$1,092,510	$1,097,859

Supplemental Disclosure of Cash Flows Information:

Cash paid for income taxes	$ 3,294	$ 3,266

Supplemental Schedule of Noncash Investing
and Financing Activities:

Increase in partnership interests	$ 1,142	$ 753

Metaline Mining & Leasing Company

Notes to Financial Statements

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

b.

The Company’s marketable securities are stated at estimated fair value at the balance-sheet dates and unrealized losses are reported in stockholders’ equity as accumulated other comprehensive income.  All such securities are considered to be available-for-sale.  Gains and losses are determined using the specific identification method.  Investments in coins (gold Krugerrands and silver rounds) are stated at fair value.

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

f.

Basic earnings per share are computed using the weighted average number of shares outstanding during the years (approximately 14,556,000 in 2002 and 2001).  Diluted income per share was the same as basic earnings per share for the years presented.

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

Metaline Mining & Leasing Company

Notes to Financial Statements

NOTE 2 — INVESTMENTS:

The Company had the following investments:

    December 31,

2002

2001

Coins:

At fair value

$

16,018

$

13,053

Marketable securities:

Cost

5,877

5,877

Gross unrealized holding loss

   (5,877)

    (5,877)

$

16,018

$

13,053

Coins consisted of the following:

*

44 1-ounce Krugerrands

*

150 1-ounce silver rounds

Marketable securities consisted of the following investments:

*

25,000 shares of Capitol Silver Mines, Inc., a development-stage company

*

31,151 shares of Carson Industries Corporation, which is currently involved in oil and gas exploration

NOTE 3 — MINING PROPERTIES:

Investments in mining properties, net of impairment losses recognized, consisted of the following:

December 31,

2002

2001

Partnership interest in two units of Pondera Partners, Ltd.,

a drilling project located in Teton County, Montana (at

cost less equity in partnership losses)

$

6,963

$

5,821

Metaline Mining & Leasing Company

Notes to Financial Statements

NOTE 4 — FEDERAL INCOME TAXES:

The provision for income taxes consisted of the following:

Years Ended December 31,

2002

2001

Computed expected tax expense

$

88

$

3,654

NOTE 5 — CONCENTRATION OF CREDIT RISK:

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

Directors and Executive Officers

(a)

Identification of Directors

Set forth below is the name, age and length of service of the Company's present directors:

Name (age)

Position

Length of Service

William R. Green  (64)

Director

Since 1993

Gregory B.  Lipsker (52)

Director

Since 1993

Eunice R. Campbell (57)

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

Set forth below is the name, age and length of service of the Company's present Executive Officers:

Name (age)

Position

Length of Service

Gregory B. Lipsker (52)

President

Since 1994

William R. Green (64)

Vice President/Asst. Secretary

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

Dr. William R. Green - William R. Green is a mining engineer and geologist, and was a professor of mining engineering at the University of Idaho from 1965 to 1983.  He has been actively involved in the mining business since 1962 and is currently an officer and director of Centram Exploration Ltd., Triband Enterprise Corp. and Petromin Resources Ltd., all Canadian public companies and a director of Mines Management, Inc., a U.S. public company.

Eunice R. Campbell - Mrs. Campbell is a retired businesswoman.  Prior to her retirement in 1987 Mrs. Campbell was the owner of Spokane Guaranty Company, a stock transfer agency.

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

Audit Committee

The Company does not have an audit committee.

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

Summary Compensation Table

Long-Term Compensation

                      Annual Compensation

          Awards

     Payouts

(a)

(b)

(c)

(d)

(e)

(f)

(g)

(h)

(i)

Name

Other

Restricted

Securities

and

Annual

Stock

Underlying

LTIP

All Other

Principal

Year

Salary

Bonus

Comp.

Awards(1)

Options/

Payouts

Comp.

Position

 ($)

 ($)

 ($)

($)

SARs(#)

($)

($)

Greg Lipsker,

2000

$0

$0

$0

$0

-0-

$0

$0

President and

2001

$0

$0

$0

$0

-0-

$0

$0*

Director

2002

$0

$0

$0

$0

-0-

$0

$0*

*     Mr. Lipsker’s law firm received fees of $1,171 and $1,405 for legal services performed for the Company during 2001 and 2002 respectively.

(b)

Director Compensation For Last Fiscal Year

Name (a)	Cash Compensation			Security Grants
	Annual Retainer Fees($) (b)	Meeting Fees($) (c)	Consulting Fees/Other Fees ($) (d)	Number of Shares (#) (e)	Number of Securities Underlying Options/SARs (#) (f)
Greg Lipsker	$500	-0-	-0-	0	0
William R. Green	$500	-0-	-0-	0	0
Eunice Campbell	$500	-0-	-0-	0	0

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

Amount and Nature of

Name of Peron

Beneficial Ownership (all direct

or Group (1)

unless otherwise noted)

% of class

Principal Shareholders:

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

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(a)

Transactions with Management and Others

None

(b)

Certain Business Relationships

None

ITEM 13.

EXHIBITS AND REPORTS ON FORM 8-K

(a).

Exhibits required by Item 601 (1)

99 (a) Certification of Principal Executive Officer

99 (b) Certification of Principal Financial Officer

Omitted Exhibits not applicable or incorporated by reference to previous filing

Financial Statements

Independent Auditors' Reports

Balance Sheets at December 31, 2002 and 2001

Statements of Income (Loss))

for the years ended December 31, 2002 and 2001

Statements of Stockholders' Equity

for the years ended December 31, 2000 - 2002

Statements of Cash Flows

for the years ending December 31, 2002 and 2001

Notes to Financial Statements

(b)

No reports have been filed on Form 8-K during the last fiscal quarter covered by this report.

ITEM 14.

CONTROLS AND PROCEDURES

The Registrant’s President and Principal Accounting Officer have evaluated the Registrant’s disclosure controls and procedures within 90 days of the filing date of this annual report.  Based upon this evaluation, the Registrant’s President and principal Accounting Officer concluded that the Registrant’s disclosure controls and procedures are effective in ensuring that material information required to be disclosed is included in the reports that it files with the Securities and Exchange commission.

There were no significant changes in the Registrant’s internal controls or, to the knowledge of the management of the Registrant, in other factors that could significantly affect these controls subsequent to the evaluation date.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

METALINE MINING & LEASING COMPANY

.

/s/ Gregory B. Lipsker

By:

     GREGORY B. LIPSKER, President

     (Principal Executive Officer)

April 4, 2003

/s/ Eunice R. Campbell

By:

     EUNICE R. CAMPBELL, Secretary/Treasurer

     (Principal Financial Officer)

April 4, 2003

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ William R. Green

4/4/03

WILLIAM R. GREEN

Date

Director

/s/ Eunice R. Campbell

4/4/03

EUNICE R. CAMPBELL

 Date

Director

/s/ Gregory B. Lipsker

4/4/03

GREGORY B. LIPSKER

Date

Director

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS - Not Applicable

CERTIFICATIONS

I, Gregory B. Lipsker, certify that:

1.

I have reviewed this annual report on Form 10KSB of Metaline Mining and Leasing Company;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4.

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)

evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

(c)

presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

(a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b)

any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.

The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:            April 4, 2003

/s/ Gregory  B. Lipsker

___________________________________

Gregory B. Lipsker, Principal Executive Officer

CERTIFICATIONS

I, Eunice R. Campbell, certify that:

1.

I have reviewed this annual report on Form 10KSB of Metaline Mining and Leasing Company;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4.

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)

evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

(c)

presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

(a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b)

any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.

The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:            April 4, 2003

/s/ Eunice R. Campbell

___________________________________

Eunice R. Campbell, Principal Financial Officer