Form 10QSB
period 2003-03-31
METALINE MINING & LEASING CO
filed 2003-05-15
CIK 65224

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

AMENDED FORM 10-QSB

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

[    ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                                    to

Commission file number            001-01428

METALINE MINING & LEASING COMPANY

Washington

91-0684860

(State of other jurisdiction of incorporation

(I.R.S. Employer Identification No.)

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

Yes _____    No     X

METALINE MINING & LEASING COMPANY

FORM 10-QSB

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

PART I. - FINANCIAL INFORMATION

Item 1 Financial Information

Metaline Mining & Leasing Company Balance Sheets (Unaudited)

	March 31,	December 31,
	2003	2002

Assets

CURRENT ASSETS:
Cash	$ 373,052	$ 376,157
Temporary cash investments	718,878	716,353
Total cash and cash investments	1,091,930	1,092,510

Federal income tax receivable	3,592	3,592
Total current assets	1,095,522	1,096,102

INVESTMENTS	15,650	16,018
MINING PROPERTIES	6,963	6,963

	$ 1,118,135	$ 1,119,083

Liabilities and Stockholders’ Equity

CURRENT LIABILITIES:
Accounts payable	$ 5,109	$ 309

STOCKHOLDERS’ EQUITY:
Common stock – 15,000,000 shares, no par value, authorized;
14,555,668 shares issued and outstanding	954,282	954,282
Accumulated other comprehensive income:
Unrealized loss, marketable securities	(3,841)	(3,473)
Retained earnings	162,585	167,965
Total stockholders’ equity	1,113,026	1,118,774

	$ 1,118,135	$ 1,119,083

See accompanying note to financial statements.

Metaline Mining & Leasing Company Statements of Income (Unaudited)

	Three Months Ended March 31,

	2003	2002

INCOME:

Dividend and interest income	$ 3,226	$ 3,598

EXPENSES:

Professional fees	5,113	4,649
Advertising expense	3,175	-
Office expense	318	316
	8,606	4,965

LOSS BEFORE FEDERAL INCOME TAX	(5,380)	(1,367)

PROVISION FOR FEDERAL INCOME TAX	-	-

NET LOSS	$(5,380)	$(1,367)

BASIC LOSS PER SHARE, based on
weighted-average shares outstanding	NIL	NIL

See accompanying note to financial statements.

Metaline Mining & Leasing Company Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,

	2003	2002

Increase (Decrease) in Cash and Cash Equivalents

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (5,380)	$ (1,367)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Increase in accounts payable	4,800	2,899
Net cash provided by (used in) operating activities	(580)	1,532

NET INCREASE (DECREASE) IN CASH AND
AND CASH EQUIVALENTS	(580)	1,532

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,092,510	1,097,859

CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 1,091,930	$ 1,099,391

See accompanying note to financial statements.

Metaline Mining & Leasing Company

Note to Financial Statements

NOTE — BASIS OF PRESENTATION:

The unaudited financial statements have been prepared by Metaline Mining & Leasing Company (the Company), pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such SEC rules and regulations.  These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002, which was filed April 14, 2003.  In the opinion of management of the Company, the foregoing statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 2003, and its results of operations for the three-month periods ended March 31, 2003 and 2002, and its cash flows for the three-month periods ended March 31, 2003 and 2002.  The interim results reflected in the foregoing financial statements are not considered indicative of the results expected for the full fiscal year.

METALINE MINING & LEASING COMPANY

FORM 10-QSB

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

Item 2. Management’s Discussion and Analysis or Plan of Operation

Three Months Ended March 31, 2003

We had no revenues from operations during the recently completed quarter. Our only income has been derived from interest on our cash and temporary cash investments. Interest income for the three-month period ended March 31, 2003 decreased from $3,598 to $3,226 for the same period ended March 31, 2002. This decrease is due to lower interest rates available for the cash and temporary cash investments.

We had a net loss of $5,380 during the three-month period ended March 31, 2003. This compares to net loss of $1,367 during the three-month period ended March 30, 2002. The increased loss was due to expenditures relating to our search for an acquisition candidate. We anticipate continuing net loses income until such time as interest rates rise. Our ongoing expenses consist of accounting, legal and book keeping expenses related to complying with reporting requirements of the Securities Exchange Act of 1934.

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

PART II OTHER INFORMATION

Items deleted are not applicable.

Item 6

Exhibits and Reports on Form 8-K

(a)

Exhibits

99.1

Certification of Gregory B. Lipsker, Chief Executive Officer

99.2

Certification of Eunice R. Campbell, Principal Financial Officer

(b)

During the Quarter ended March 31, 2003 the Registrant filed no Form 8-Ks.

SIGNATURES

In accordance with Section 13 or 15(d)  of the  Exchange Act  the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

METALINE MINING & LEASING COMPANY

/s/ Gregory B. Lipsker

BY:

DATE:  May 14, 2003

       GREGORY B. LIPSKER, PRESIDENT

/s/ William R. Green

BY:

DATE: May 14, 2003

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

Date:  May 14, 2003

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

Date:  May 14, 2003

/s/ Eunice Campbell

Eunice Campbell, Chief Financial Officer

EXHIBITS

99.1 Certification of Gregory B. Lipsker, Chief Executive Officer

99.2 Certification of Eunice R. Campbell, Principal Financial Officer