Form 10QSB
period 2003-06-30
METALINE MINING & LEASING CO
filed 2003-08-20
CIK 65224

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Yes _____    No     X

METALINE MINING & LEASING COMPANY

FORM 10-QSB

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

PART I. - FINANCIAL INFORMATION

Item 1 Financial Information

Metaline Mining & Leasing Company
Balance Sheet (Unaudited) June 30, 2003
Assets

CURRENT ASSETS:

Cash and cash equivalents:
Cash	$ 365,461
Temporary cash investments	721,135
Total cash and cash equivalents	1,086,596

PREPAID FEDERAL INCOME TAX	3,592

INVESTMENTS	16,107

MINING PROPERTIES	6,963
$ 1,113,258

Liabilities and Stockholders’ Equity

CURRENT LIABILITIES:

Accounts payable	$ 310

STOCKHOLDERS’ EQUITY:

Common stock – 15,000,000 shares, no par value, authorized;
14,555,668 shares issued and outstanding	954,282
Accumulated other comprehensive income:
Unrealized loss, marketable securities	(3,384)
Retained earnings	162,050
Total stockholders’ equity	1,112,948
$ 1,113,258

See accompanying note to financial statements.

Metaline Mining & Leasing Company Statements of Income (Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2003	2002	2003	2002

INCOME:

Dividend and interest income	$ 2,797	$ 3,520	$ 6,023	$ 7,117

EXPENSES:

Professional fees	2,965	2,591	8,078	7,240
Advertising	-	-	3,175	-
Office expense	366	647	684	963
	3,331	3,238	11,937	8,203

NET INCOME (LOSS)	$ (534)	$ 282	$(5,914)	$(1,086)

BASIC (LOSS) EARNINGS PER SHARE, based on
weighted-average shares outstanding	NIL	NIL	NIL	NIL

See accompanying note to financial statements.

Metaline Mining & Leasing Company Statements of Cash Flows (Unaudited)

	Six Months
	Ended June 30,
	2003	2002

Increase (Decrease) in Cash and Cash Equivalents

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (5,914)	$ (1,086)
Adjustments to reconcile net loss to net cash
used in operating activities:
Increase in assets:
Income tax receivable	-	-
Prepaid federal income taxes	-	(1,454)
Decrease in liabilities:
Accounts payable	-	(1,500)
Income tax payable	-	-
Net cash used in operating activities	(5,914)	(4,040)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(5,914)	(4,040)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,092,510	1,097,859

CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 1,086,596	$ 1,093,819

See accompanying note to financial statements.

Metaline Mining & Leasing Company

Note to Financial Statements

NOTE — BASIS OF PRESENTATION:

The unaudited financial statements have been prepared by Metaline Mining & Leasing Company (the Company), pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such SEC rules and regulations.  These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002, which was filed April 14, 2003.  In the opinion of management of the Company, the foregoing statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 2003, and its results of operations for the six-month periods ended June 30, 2003 and 2002, and its cash flows for the six-month periods ended June 30, 2003 and 2002.  The interim results reflected in the foregoing financial statements are not considered indicative of the results expected for the full fiscal year.

Item 2. Management’s Discussion and Analysis or Plan of Operation

Three Months Ended June 30, 2003

We had no revenues from operations during the recently completed quarter. Our only income has been derived from interest on our cash and temporary cash investments. Interest income for the three-month period ended June, 2003 decreased from $3,520 to $2,797 for the same period ended June 30, 2002. This decrease is due to lower interest rates available for the cash and temporary cash investments.

We had a net loss of $534 during the three-month period ended June 30, 2003 compared to income of $282 during the three-month period ended June 30, 2002. The loss was due to expenditures relating to professional fees and a decrease of income. We anticipate continuing net loses income until such time as interest rates rise. Our ongoing expenses consist of accounting, legal and bookkeeping expenses related to complying with reporting requirements of the Securities Exchange Act of 1934.

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

Items deleted are not applicable.

Item 6

Exhibits and Reports on Form 8-K

(a)

Exhibits

Exhibit 31.2 – Certification required by Rule 13a-14(a) or Rule 15d-14(a), Lipsker

Exhibit 31.2 – Certification required by Rule 13a-14(a) or Rule 15d-14(a), Campbell

Exhibit 32.1 – Certification Required by Rule 13a-14(b) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 202, 18 U.S.C. Section 1350, Lipsker

Exhibit 32.2 – Certification Required by Rule 13d-14(b) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 US.C. Section 1350, Campbell

(b)

Reports of Form 8-K

During the quarter ended June 30, 2003 the Company filed no reports on Form 8-K

During the quarter ended June 30, 2003 the

Form 8-K.

SIGNATURES

In accordance with Section 13 or 15(d)  of the  Exchange Act  the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

METALINE MINING & LEASING COMPANY

/s/ Gregory B. Lipsker

BY:

DATE: August 18, 2003

       GREGORY B. LIPSKER, PRESIDENT

/s/ William R. Green

BY:

DATE: August 18, 2003

WILLIAM R. GREEN, SECRETARY

EXHIBITS

Exhibit 31.2 – Certification required by Rule 13a-14(a) or Rule 15d-14(a), Lipsker

Exhibit 31.2 – Certification required by Rule 13a-14(a) or Rule 15d-14(a), Campbell

Exhibit 32.1 – Certification Required by Rule 13a-14(b) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 202, 18 U.S.C. Section 1350, Lipsker

Exhibit 32.2 – Certification Required by Rule 13d-14(b) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 US.C. Section 1350, Campbell