Form 10QSB
period 2003-09-30
METALINE MINING & LEASING CO
filed 2003-11-14
CIK 65224

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

METALINE MINING & LEASING COMPANY

FORM 10-QSB

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

PART I. - FINANCIAL INFORMATION

Item 1 Financial Information

Metaline Mining & Leasing Company
Balance Sheet (Unaudited)	September 30, 2003

CURRENT ASSETS:

Cash and cash equivalents:
Cash in bank	$ 366,850
Temporary cash investments	723,067
Total current assets	1,089,917

PREPAID FEDERAL INCOME TAX	90

INVESTMENTS	17,781

PARTNERSHIP PROPERTIES	6,963
$ 1,114,751

Liabilities and Stockholders’ Equity

CURRENT LIABILITIES:

Accounts payable	$ 309

STOCKHOLDERS’ EQUITY:

Common stock – 15,000,000 shares, no par value, authorized;
14,555,668 shares issued and outstanding	$ 954,282
Accumulated other comprehensive income:
Unrealized loss, marketable securities	(1,710)
Retained earnings	161,870
Total stockholders’ equity	1,114,442
$ 1,114,751

See accompanying note to financial statements.

Metaline Mining & Leasing Company

Statements of Income (Unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2003	2002	2003	2002

INCOME:

Dividends and interest income	$ 2,312	$ 3,783	$ 8,335	$ 10,900

EXPENSES:

Professional fees	2,133	517	10,211	7,757
Advertising	-	-	3,175	-
Office expense	360	862	1,044	1,826
	2,493	1,379	14,430	9,583

INCOME (LOSS) BEFORE INCOME TAXES	(181)	2,404	(6,095)	1,317

FEDERAL INCOME TAX	-	198	-	198

NET INCOME (LOSS)	$ (181)	$ 2,206	$ (6,095)	$ 1,119

BASIC INCOME (LOSS) PER SHARE (based upon
weighted average share outstanding)	NIL	NIL	NIL	NIL

See accompanying note to financial statements.

Metaline Mining & Leasing Company

Statements of Cash Flows (Unaudited)

	Nine Months Ended
	September 30,
	2003	2002

Increase (Decrease) in Cash and Cash Equivalents

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$ (6,095)	$ 1,119
Adjustments to reconcile net income (loss) to net
cash used in operating activities:
(Increase) decrease in:
Income tax receivable	3,502	(2,176)
Decrease in:
Accounts payable	-	(1,500)
Net cash used in operating activities	(2,593)	(2,557)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,593)	(2,557)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,092,510	1,097,859

CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 1,089,917	$ 1,095,302

See accompanying note to financial statements.

Metaline Mining & Leasing Company

Note to Financial Statements

BASIS OF PRESENTATION:

The financial statements included herein have been prepared by Metaline Mining & Leasing Company (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such SEC rules and regulations.  In the opinion of management of the Company, the foregoing statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 2003, and its results of operations for the nine-month periods ended September 30, 2003 and 2002, and its cash flows for the nine-month periods ended September 30, 2003 and 2002.  The interim results reflected in the foregoing financial statements are not considered indicative of the results expected for the full fiscal year.

Item 2. Management’s Discussion and Analysis or Plan of Operation

Three Months Ended September 30, 2003

We had no revenues from operations during the recently completed quarter. Our only income has been derived from interest on our cash and temporary cash investments. Interest income for the three-month period ended September, 2003 decreased from $3,783 to $2,312 for the same period ended September 30, 2002. This decrease is due to lower interest rates available for the cash and temporary cash investments.

We had a net loss of $181 during the three-month period ended September 30, 2003 compared to income of $2,206 during the three-month period ended September 30, 2002. The loss was due to expenditures relating to professional fees and a decrease of income relating to lower interest rates. We anticipate continuing net loses until such time as interest rates rise. Our ongoing expenses consist of accounting, legal and bookkeeping expenses related to complying with reporting requirements of the Securities Exchange Act of 1934.

Nine Months Ended September 30, 2003

We had no revenues from operations during the six months ended September 30, 2003. Our only income has been derived from interest on our cash and temporary cash investments. Interest income year- to-date for the nine-month period ended September 30, 2003 decreased to 8,335 from 10,900 for the same period ended September 30, 2002. This decrease is due to lower interest rates available for the cash and temporary cash investments.

We had a net loss of $6,095 during the nine-month period ended September 30, 2003. This compares to net income of $1,119 during the nine-month period ended September 30, 2002. We anticipate continuing nominal income until such time as interest rates rise. Our expenses consist of accounting, legal and book keeping expenses related to complying with reporting requirements of the Securities Exchange Act of 1934.

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

Reports of Form 8-K

During the quarter ended September 30, 2003 the Company filed no reports on Form 8-K

SIGNATURES

In accordance with Section 13 or 15(d)  of the  Exchange Act  the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

METALINE MINING & LEASING COMPANY

BY:    /s/ Gregory B. Lipsker

DATE: November 13, 2003

       GREGORY B. LIPSKER, PRESIDENT

BY:       /s/ William R. Green

DATE: November 13, 2003

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