Form 10KSB
period 2003-12-31
METALINE MINING & LEASING CO
filed 2004-04-15
CIK 65224

OMB APPROVAL
OMB Number: 3235-0042
Expires: April 30, 2006
Estimated average burden hours per response: 1646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

[x]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the fiscal year ended December 31, 2003

or

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _______________________ to _____________

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

Common

(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  X    No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

State issuer's revenues for its most recent fiscal year.   $ 10,395

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within 60 days.  (See definition of affiliate in Rule 12b-2 of the Exchange Act.) [Amended in release No. 33-7419 (¶85,938), effective June 13, 1997, 62 F.R. 26387.] $267,984 based upon the average bid and asked price of $.056 per share on April 12, 2004.

Note:  If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.  7,227,934

Documents Incorporated By Reference:  None

Transitional Small Business Disclosure Format (check one):

Yes_____  No   X

SEC 2337 (12-03)

Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

PART I

ITEM 1.

DESCRIPTION OF BUSINESS

(a)

Business Development

The Registrant was incorporated in the State of Washington in 1927.  Historically, the Registrant was engaged in the mineral exploration business.  The Company does not currently hold an interest in any mineral exploration properties and has no active business operations.

The Registrant is currently seeking to acquire an interest in a business opportunity.  Due to the Registrant's limited assets it is anticipated that any such acquisition would be a "reverse take-over" accomplished through a merger or share exchange.  In such event, the Registrant's existing shareholders will become minority shareholders in the surviving entity.

(b)

Business of Issuer

The Registrant has no active business operations.  The Registrant is currently seeking to acquire an interest in a business opportunity.

The Registrant currently has no employees.

(c)

Reports to Security Holders

We are required to file annual, quarterly, and special reports, proxy statements, and other information with the Securities and Exchange Commission (SEC). You may read our filings at the web site maintained by the SEC at http://www.sec.gov.  You may also read and copy our filings at the SEC's public reference rooms at Judiciary Plaza Building, 450 Fifth Street, N.W., Room 1024, Washington, D.C. 20549, as well as at the SEC's regional office at 175 W. Jackson Boulevard, Suite 900, Chicago, Illinois 60604.  You may obtain information about the operation of the SEC public reference room in Washington, D.C. by calling the SEC at 1-800-SEC-0330.  You may obtain a copy of a filing from the SEC at prescribed rates by writing to the Public Reference Section of the SEC, 450 Fifth Street, N.W., Washington, D.C. 20549 or from commercial document retrieval services.

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

Year Ended 12/31/02

High Closing

Low Closing

First Quarter

.02

.02

Second Quarter

.02

.02

Third

Quarter

.05

.01

Fourth

Quarter

.03

.02

Year Ended 12/31/03

First Quarter

.05

.02

Second Quarter

.02

.02

Third

Quarter

.05

.01

Fourth

Quarter

.075

0.3

(b)

Holders

There are approximately 1,270 holders of the Registrant's common equity at the date hereof.

(c)

Dividends

To the management's knowledge, the Registrant has never paid a dividend.  There is no plan to pay dividends for the foreseeable future.

(a)

Securities Authorized for Issuance Under Equity Compensation Plans

None

(b)

Unregistered Sales

During the period covered by this report the Company has sold no equity securities that were not registered under the Securities Act of 1933, as amended.

ITEM 6.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operation

During 2003, the Company’s only revenue was dividend and interest income in the amount of $10,395.  This represents a decrease of income of approximately $4,646 over the year ended December 31, 2002. This decrease is attributable to the decrease in interest rates.

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

ITEM 7.

 FINANCIAL STATEMENTS

METALINE MINING & LEASING COMPANY

Financial Statements and

Independent Auditors’ Report

December 31, 2003 and 2002

Metaline Mining & Leasing Company

Contents

Page

INDEPENDENT AUDITORS’ REPORT

6

FINANCIAL STATEMENTS:

Balance sheets

7

Statements of income

8

Statements of stockholders’ equity

9

Statements of cash flows

10

Notes to financial statements

11-13

INDEPENDENT AUDITORS’ REPORT

Board of Directors

Metaline Mining & Leasing Company

Spokane, Washington

We have audited the accompanying balance sheets of Metaline Mining & Leasing Company (a Washington Corporation) as of December 31, 2003 and 2002, and the related statements of income, stockholders’ equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Metaline Mining & Leasing Company as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Lemasters & Daniels, PLLC

Spokane, Washington

March 16, 2004

Metaline Mining & Leasing Company Balance Sheets

	December 31,
	2003	2002

Assets

CURRENT ASSETS:

Cash and cash equivalents:
Cash	$ 363,094	$ 376,157
Temporary cash investments	149,746	716,353
Total cash and cash equivalents	512,840	1,092,510

FEDERAL INCOME TAXES RECEIVABLE	1,200	3,592
Total current assets	514,040	1,096,102

INVESTMENTS	19,453	16,018

PARTNERSHIP PROPERTIES	7,720	6,963

	$ 541,213	$1,119,083

Liabilities and Stockholders’ Equity

CURRENT LIABILITIES:

Accounts payable	$ 309	$ 309

STOCKHOLDERS’ EQUITY:

Common stock – 15,000,000 shares, no par value, authorized;
7,277,934 and 14,555,668 shares issued and outstanding, respectively	379,282	954,282
Accumulated other comprehensive income:
Unrealized loss, marketable securities	(38)	(3,473)
Retained earnings	161,660	167,965
Total stockholders’ equity	540,904	1,118,774

	$ 541,213	$1,119,083

See accompanying notes to financial statements.

Metaline Mining & Leasing Company Statements of Income

	Years Ended
	December 31,
	2003	2002

INCOME:

Dividend and interest income	$10,395	$15,041

EXPENSES:

Directors’ fees	1,725	1,500
Professional fees	12,034	11,855
Office expense	1,200	1,886
Advertising	3,175	-
Taxes, licenses, and fees	377	243
	18,511	15,484

LOSS BEFORE OTHER INCOME
AND FEDERAL INCOME TAX	(8,116)	(443)

OTHER INCOME:

Income from partnership interests	701	1,030

INCOME (LOSS) BEFORE FEDERAL INCOME TAX	(7,415)	587

BENEFIT (PROVISION) FOR FEDERAL INCOME TAX	1,110	(88)

NET INCOME (LOSS)	$(6,305)	$ 499

BASIC EARNINGS (LOSS) PER SHARE (based on weighted
average shares outstanding)	NIL	NIL

See accompanying notes to financial statements.

Metaline Mining & Leasing Company Statements of Stockholders’ Equity Years Ended December 31, 2003 and 2002

			Accumulated
	Number of		Other
	Shares	Common	Comprehensive	Retained
	Outstanding	Stock	Income (Loss)	Earnings	Total
BALANCES, DECEMBER 31, 2001	14,555,668	$ 954,282	$ (6,438)	$ 167,466	$ 1,115,310

ADD:

Comprehensive income:
Unrealized gain in marketable
securities	-	-	2,965	-	2,965
Net income	-	-	-	499	499
Comprehensive income					3,464

BALANCES, DECEMBER 31, 2002	14,555,668	954,282	(3,473)	167,965	1,118,774

ADD (DEDUCT):

Purchase of common stock	(7,277,734)	(575,000)	-	-	(575,000)

Comprehensive income (loss):
Unrealized gain in marketable	-	-	3,435	-	3,435
securities
Net loss	-	-	-	(6,305)	(6,305)
Comprehensive income (loss)					(2,870)
BALANCES, DECEMBER 31, 2003	7,277,934	$ 379,282	$ (38)	$ 161,660	$ 540,904

See accompanying notes to financial statements.

Metaline Mining & Leasing Company

Statements of Cash Flows

	Years Ended
	December 31,
	2003	2002

Increase (Decrease) in Cash and Cash Equivalents

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$ (6,305)	$ 499
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Income from partnership interest	(757)	(1,142)
(Increase) decrease in federal taxes receivable	2,392	(3,206)
Decrease in accounts payable	-	(1,500)
Net cash used in operating activities	(4,670)	(5,349)

CASH FLOWS FROM FINANCING ACTIVITIES:

Purchase of common stock	(575,000)	-

NET DECREASE IN CASH AND CASH EQUIVALENTS	(579,670)	(5,349)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1,092,510	1,097,859

CASH AND CASH EQUIVALENTS, END OF YEAR	$ 512,840	$ 1,092,510

Supplemental Disclosure of Cash Flows Information:

Cash paid for income taxes	$ -	$ 3,294

Supplemental Schedule of Noncash Investing
and Financing Activities:

Increase in partnership interests	$ 757	$ 1,142

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

f.

Basic earnings per share are computed using the weighted average number of shares outstanding during the years (approximately 14,376,000 and 14,556,000 in 2003 and 2002, respectively).  Diluted income per share was the same as basic earnings per share for the years presented.

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

Notes to Financial Statements

NOTE 2 — INVESTMENTS:

The Company had the following investments:

December 31,

2003

2002

Coins:

At fair value

$

19,453

$

16,018

Marketable securities:

Cost

5,877

5,877

Gross unrealized holding loss

(5,877)

(5,877)

$

19,453

$

16,018

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

2003

2002

Partnership interest in two units of Pondera Partners, Ltd.,

a drilling project located in Teton County, Montana (at

cost less equity in partnership losses)

$7,720

$6,963

Metaline Mining & Leasing Company

Notes to Financial Statements

NOTE 4 — FEDERAL INCOME TAXES:

The provision for income taxes consisted of the following:

         Years Ended

          December 31,

     2003

  2002

Computed expected tax benefit (expense)

$

1,110

$

(88)

NOTE 5 — CONCENTRATION OF CREDIT RISK:

The Company maintains its cash and cash equivalents in three financial institutions.  Balances are insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000 per institution.  Balances on deposit may occasionally exceed FDIC insured amounts.

NOTE 6 — PURCHASE OF COMMON STOCK:

In December 2003, the Company and a majority stockholder entered into and closed a transaction whereby the stockholder sold 7,277,734 shares of the Company’s common stock to the Company for an aggregate share price of $575,000.  The stockholder, who previously held 50% of the Company’s outstanding stock now holds 100 shares of the Company’s common stock.

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

ITEM 8-A.

CONTROLS AND PROCEDURES

William R. Green and Eunice R. Campbell , the Registrant’s President and Principal Accounting Officer respectively have evaluated the Registrant’s disclosure controls and procedures within 90 days of the filing date of this annual report.  Based upon this evaluation, the Registrant’s President and Principal Accounting Officer concluded that the Registrant’s disclosure controls and procedures are effective in ensuring that material information required to be disclosed is included in the reports that it files with the Securities and Exchange commission.

There were no significant changes in the Registrant’s internal controls or, to the knowledge of the management of the Registrant, in other factors that could significantly affect these controls subsequent to the evaluation date.

PART III

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS,  PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

(a)

Identification of Directors

Set forth below is the name, age and length of service of the Company's directors as of April 1, 2004:

Name (age)

Position

Length of Service

William R. Green  (65)

Director

Since 1993

Eunice R. Campbell (58)

Director

1992 and since 1994

The directors are elected for a one-year term until their successors have been elected and qualified. There are no arrangements or understandings between any of the directors and other persons pursuant to which such person was selected as a director.

(b)

Identification of Executive Officers

Set forth below is the name and length of service of the Company's Executive Officers as of April 1, 2004:

Name (age)

Position

Length of Service

William R. Green

President

2004

Vice President/Asst. Secretary

From 1994 to 2004

Eunice R. Campbell

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

Dr. William R. Green - William R. Green is a mining engineer and geologist, and was a professor of mining engineering at the University of Idaho from 1965 to 1983.  He has been actively involved in the mining business since 1962 and is currently an officer and director of Centram Exploration Ltd., Triband Enterprise Corp. and Petromin Resources Ltd., all Canadian public companies and was the President and a director director of Mines Management, Inc., a U.S. public company from 1964 until 2003.

Eunice R. Campbell - Mrs. Campbell is a retired businesswoman.  Prior to her retirement in 1987 Mrs. Campbell was the owner of Spokane Guaranty Company, a stock transfer agency.

(c)

Identification of Certain Significant Employees

The Registrant has no employees.

(d)

Family Relationships

There is no family relationship between any Director, Executive Officer, or person nominated or chosen by the Registrant to become a Director or Executive Officer.

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

Board Committees

William R. Green and Eunice R. Campbell, comprising the entire Board of Directors, performed the functions of the Audit, Nominating and Disclosure Committees during the year ended December 31, 2003. The audit committee recommends a firm of independent certified public accountants to audit the annual financial statements, discusses with the auditors and approves in advance the scope of the audit, reviews with the independent auditors their independence, the financial statements and their audit report, reviews management's administration of the system of internal accounting controls, and reviews the Company's procedures relating to business ethics. The Company has adopted audit committee pre approval policies but does not have a written audit committee charter. Neither William R. Green nor Eunice R. Campbell are deemed to be independent directors as that term is defined in Rule 4200(a)(14) of the NASD’s listing standards.

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

Summary Compensation Table

Long-Term Compensation

                      Annual Compensation

          Awards

     Payouts

(a)

(b)

(c)

(d)

(e)

(f)

(g)

(h)

(i)

Name

Other

Restricted

Securities

and

Annual

Stock

Underlying

LTIP

All Other

Principal

Year

Salary

Bonus

Comp.

Awards(1)

Options/

Payouts

Comp.

Position

 ($)

 ($)

 ($)

($)

SARs(#)

($)

($)

Gregory B.  Lipsker

2001

$0

$0

$0

$0

-0-

$0

$0

President and Director

2002

$0

$0

$0

$0

-0-

$0

$0*

2003

$0

$0

$0

$0

-0-

$0

$0*

*     Mr. Lipsker’s law firm received fees of $1,220 and $1,646 for legal services performed for the Company during 2003 and 2002 respectively..

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

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

AND MANAGEMENT

The following table sets out as of April 1, 2004, the names and shareholdings of beneficial owners known to the Company to own more than five percent (5%) of the common stock of the Company, each director and executive officer of the Company, and the shareholdings of all directors and executive officers as a group. At such date, the number of issued and outstanding shares of common stock of the Company was 7,277,934.

Amount and Nature of

Beneficial Ownership

Name of Person

( all direct unless

or Group  (1)

  otherwise noted)

       % of class

Greg Lipsker

1,001,500

 13.8%

601 W. Main Avenue

Spokane, WA  99201

William Green

    896,000

 12.3%

905 W. Riverside, Ste. 311

Spokane, WA  99201

Eunice R. Campbell

595,000

 8.1%

301 S. Chestnut, Ste. #6

Spokane, WA  99204

All executive officers and

1,491,000

20.4%

directors as a group (2 persons)

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(a)

Transactions with Management and Others

On December 17, 2003 the Company and a shareholder, Albert M. Zlotnick, entered into and closed a transaction whereby Mr. Zlotnick sold 7,277,734 shares of the Company’s Common stock to the Company for an aggregate sales price of $575,000. Mr. Zlotnick, who previously held 50% of the Company’s outstanding stock now holds 100 shares of the Company’s common stock.

(b)

Certain Business Relationships

None

ITEM 13.

EXHIBITS AND REPORTS ON FORM 8-K

(a) the  following documents are filed as part of the report:

1. Financial Statements

Independent Auditors' Reports

Balance Sheets at December 31, 2003 and 2002

Statements of Income (Loss)

for the years ended December 31, 2003 and 2002

Statements of Stockholders' Equity

for the years ended December 31, 2001 - 2003

Statements of Cash Flows

for the years ending December 31, 2003 and 2002

Notes to Financial Statements

2. Exhibits required by Item 601

(2)

Plan of Acquisition, reorganization, arrangement,

liquidation or succession.(1)

(3)(i)

Articles of Incorporation (2)

(3)(ii)

Bylaws. (2)

(4)

Instruments defining the rights of security holders,

including indentures. (1)

(9)

Voting trust agreements. (1)

(1)

Material contracts.

(10)(i)

Albert M. Zlotnick/ Metaline Mining & Leasing Release Agreement

(11)

Statement re:  computation of per share earnings. (1)

(12)

Statements re:  computation of ratios. (1)

(13)

Annual report to security holders, Form 10Q

or quarterly report to security holders.(1)

(14)

Code of Ethics

(1)

 Rule 13a-14(a)/15d-14(a) Certifications

(31)(i)

Certification of William R. Green

(31) (ii) Certification of Eunice R. Campbell

(2)

Section 1350 Certifications

(32)(i)

Certification of William R. Green

(32(ii) Certification of Eunice R. Campbell

(16)

Letter re:  change in certifying accountant. (1)

(18)

Letter re:  change in accounting principles .(1)

(19)

Subsidiaries of the Registrant. (1)

(22)

Publisher report regarding matters submitted

to vote of security holders. (1)

(23)

Consents of Experts and counsel. (1)

(24)

Power of Attorney. (1)

(99)

Additional Exhibits.

(99)(i)  Form of Audit Committee Pre-approval Policies

(1) These items have either been omitted or are not applicable

(2) Incorporated by reference to previous filing

(a)

No reports have been filed on Form 8-K during the last fiscal quarter covered by this report.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for professional services rendered by the Company’s principal accountant for the audit of the Company’s annual financial statements for the fiscal years ended December 31, 2003 and 2002 were $4,200 and $4,500 respectively.

Audit Related Fees

The Company incurred no fees during the last two fiscal years for assurance and related services by the Company’s principal accountant that were reasonably related to the performance of the audit of the Company’s financial statements.

Tax Fees

The Company incurred fees totaling $600 and $600 during the fiscal years ended December 31, 2003 and 2002, respectively, for professional services rendered by the Company’s principal accountant for tax compliance, tax advice and tax planning.

All Other Fees

The Company incurred fees totaling $4,500 and $4,500 during the fiscal years ended December 31, 2003 and 2002 respectively, for services rendered by the Company’s principal accountants relating to the preparation of quarterly financial statements for inclusion in the Company's quarterly reports on Form 10QSB.

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS

Not Applicable

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

METALINE MINING & LEASING COMPANY

        /s/ William R. Green

By:

     William R. Green, President

     (Principal Executive Officer)

      /s/ Eunice R. Campbell

By:

      Eunice R. Campbell, Secretary/Treasurer

     (Principal Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ William R. Green

4/13/04

WILLIAM R. GREEN

Date

Director

/s/ Eunice R. Campbell

4/13/04

EUNICE R. CAMPBELL

 Date

Director

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS - Not Applicable