Form 10QSB
period 2004-03-31
METALINE MINING & LEASING CO
filed 2004-05-24
CIK 65224

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date   7,227,934

Transitional Small Business Disclosure Format (check one);

Yes _____    No     X

METALINE MINING & LEASING COMPANY

FORM 10-QSB

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

PART I. - FINANCIAL INFORMATION

Item 1.   Financial Information

METALINE MINING & LEASING COMPANY
BALANCE SHEETS (Unaudited)

	March 31,	December 31,
	2004	2003
ASSETS

CURRENT ASSETS:
Cash	$ -	$ 363,094
Temporary cash investments	-	149,746
Total cash and cash investments	-	512,840

Federal income tax receivable	-	1,200
Total current assets	-	514,040

INVESTMENTS	-	19,453

MINING PROPERTIES	-	7,720
	$ -	$ 541,213

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	-	-

STOCKHOLDERS' EQUITY:
Common stock -- 15,000,000 shares, no par value, authorized;
7,277,934 shares issued and outstanding	-	379,282
Accumulated other comprehensive income:
Unrealized loss, marketable securities	-	(38)
Retained earnings	-	161,660
Total stockholders' equity	-	540,904
	$ -	$ 540,904

See accompanying note to financial statements.

METALINE MINING & LEASING COMPANY
STATEMENTS OF INCOME (Unaudited)

Three Months
Ended March 31,
	2004	2003

INCOME:
Dividend and interest income	$ -	$ -

EXPENSES:
Professional fees	-	-
Advertising expense	-	-
Office expense	-	-
	-	-

LOSS BEFORE OTHER INCOME
AND FEDERAL INCOME TAX	-	-

OTHER INCOME:
Income from partnership interests	-	-

LOSS BEFORE FEDERAL INCOME TAX	-	-

PROVISION FOR FEDERAL INCOME TAX	-	-

NET LOSS	$ -	$ -

BASIC LOSS PER SHARE, based on
weighted average shares outstanding	NIL	NIL

See accompanying note to financial statements.

METALINE MINING & LEASING COMPANY
STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	March 31,
	2004	2003

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (161,660)	$ (5,380)
Adjustments to reconcile net loss)to net cash
used in operating activities:
Increase in liabilities:
Accounts payable	(309)	4,800
Net cash used in operating activities	(161,969)	(580)

NET DECREASE IN CASH AND
AND CASH EQUIVALENTS	(161,969)	(580)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	512,840	1,092,510

CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 350,871	$ 1,091,930

See accompanying note to financial statements.

METALINE MINING & LEASING COMPANY

NOTE TO FINANCIAL STATEMENTS

NOTE -- BASIS OF PRESENTATION:

The unaudited financial statements have been prepared by Metaline Mining & Leasing Company (the Company), pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations.  These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003, which was filed April 15, 2004.  In the opinion of management of the Company, the foregoing statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 2004, and its results of operations for the three-month periods ended March 31, 2004 and 2003, and its cash flows for the three-month periods ended March 31, 2004 and 2003.  The interim results reflected in the foregoing financial statements are not considered indicative of the results expected for the full fiscal year.

Item 2. Management’s Discussion and Analysis or Plan of Operation

Three Months Ended March 31, 2004

We had no revenues from operations during the recently completed quarter. Our only income has been derived from interest on our cash and temporary cash investments. Interest income for the three-month period ended March 31, 2004 decreased from $3,226 to $606 for the same period ended March 31, 2003. This decrease is due to lower interest rates available for the cash and temporary cash investments.

We had a net loss of $3,889 during the three-month period ended March 31, 2004. This compares to net loss of $5,380 during the three-month period ended March 30, 2003. We anticipate continuing net loses income until such time as interest rates rise. Our ongoing expenses consist of accounting, legal and book keeping expenses related to complying with reporting requirements of the Securities Exchange Act of 1934 and the expenses incurred in the search for an acquisition candidate.

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

PART II OTHER INFORMATION

Items deleted are not applicable.

Item 5.   Other Information

During the quarter ended March 31, 2004, Lee Irving was appointed as a Director of the Company to fill the vacancy created by the resignation of Gregory B. Lipsker as the President and a director of the Company. William R. Green was appointed as President of the Company.

Item 6.  Exhibits and Reports on Form 8-K

(a)

Exhibits

31.1--Certification required by Rule 13a-14(a) or Rule 15d-14(a). Green

31.2--Certification required by Rule 13a-14(a) or Rule 15d-14(a). Campbell

32.1--Certification required by Rule 13a-14(a) or Rule 15d-14(b) and section 906 of the Sarbanes-

Oxley Act of 2002,  18 U.S.C. Section 1350, Green

32.2--Certification required by Rule 13a-14(a) or Rule 15d-14(b) and section 906 of the Sarbanes-

Oxley Act of 2002,  18 U.S.C. Section 1350, Campbell

(b)

During the Quarter ended March 31, 2004 the Registrant filed no Form 8-Ks.

SIGNATURES

In accordance with Section 13 or 15(d)  of the  Exchange Act  the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

METALINE MINING & LEASING COMPANY

         /s/  William R. Green

BY:

DATE:  May 24, 2004

       WILLIAM R. GREEN, PRESIDENT and

       CHIEF EXECUTIVE OFFICER

        /s/ Eunice R. Campbell

BY:

DATE: May 24, 2004

EUNICE R. CAMPBELL, TREASURER and

        PRINCIPAL EXECUTIVE OFFICER