Form 10QSB/A
period 2004-03-31
METALINE MINING & LEASING CO
filed 2004-08-12
CIK 65224

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB/A

Amendment No 1

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

PART I. - FINANCIAL INFORMATION

Item 1.   Financial Information

METALINE MINING & LEASING COMPANY
BALANCE SHEETS (Unaudited)

	March 31,	December 31,
	2004	2003
ASSETS

CURRENT ASSETS:
Cash	$ 358,832	$ 363,094
Temporary cash investments	150,119	149,746
Total cash and cash investments	508,951	512,840

Federal income tax receivable	1,200	1,200
Total current assets	510,151	514,040

INVESTMENTS	20,265	19,453

MINING PROPERTIES	7,720	7,720
	$ 538,136	$ 541,213

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	309	309

STOCKHOLDERS' EQUITY:
Common stock -- 15,000,000 shares, no par value, authorized; 7,277,934 shares issued and outstanding	379,282	379,282
Accumulated other comprehensive income:
Unrealized loss, marketable securities	774	(38)
Retained earnings	157,771	161,660
Total stockholders' equity	537,827	540,904
	$ 538,136	$ 540,904

See accompanying note to financial statements.

METALINE MINING & LEASING COMPANY
STATEMENTS OF INCOME (Unaudited)

	Three Months
	Ended March 31,
	2004	2003

INCOME:
Dividend and interest income	$ 606	$ 3,226

EXPENSES:
Professional fees	3,578	5,113
Advertising expense	1,000	3,175
Office expense	317	318
	4,895	8,606

LOSS BEFORE OTHER INCOME
AND FEDERAL INCOME TAX	(4,289)	(5,380)

OTHER INCOME:
Income from partnership interests	400	-

LOSS BEFORE FEDERAL INCOME TAX	(3,889)	(5,380)

PROVISION FOR FEDERAL INCOME TAX	-	-

NET LOSS	$ (3,889)	$ (5,380)

BASIC LOSS PER SHARE, based on
weighted average shares outstanding	NIL	NIL

See accompanying note to financial statements.

METALINE MINING & LEASING COMPANY
STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	March 31,
	2004	2003

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (3,889)	$ (5,380)
Adjustments to reconcile net loss)to net cash
used in operating activities:
Increase in liabilities:
Accounts payable	-	4,800
Net cash used in operating activities	(3,889)	(580)

NET DECREASE IN CASH AND
AND CASH EQUIVALENTS	(3,889)	(580)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	512,840	1,092,510

CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 508,951	$ 1,091,930

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

31.1--Certification required by Rule 13a-14(a) or Rule 15d-14(a). Green

31.2--Certification required by Rule 13a-14(a) or Rule 15d-14(a). Campbell

32.1--Certification required by Rule 13a-14(a) or Rule 15d-14(b) and section 906 of the Sarbanes-

Oxley Act of 2002,  18 U.S.C. Section 1350, Green

32.2--Certification required by Rule 13a-14(a) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002,  18 U.S.C. Section 1350, Campbell

(b)

During the Quarter ended March 31, 2004 the Registrant filed no Form 8-Ks.

SIGNATURES

In accordance with Section 13 or 15(d)  of the  Exchange Act  the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

METALINE MINING & LEASING COMPANY

         /s/  William R. Green

BY:

DATE:  May 26, 2004

       WILLIAM R. GREEN, PRESIDENT and

       CHIEF EXECUTIVE OFFICER

        /s/ Eunice R. Campbell

BY:

DATE: May 26, 2004

EUNICE R. CAMPBELL, TREASURER and

        PRINCIPAL EXECUTIVE OFFICER