Form 10QSB
period 2004-06-30
METALINE MINING & LEASING CO
filed 2004-08-23
CIK 65224

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

Amendment No. 1

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date   7,277,934

Transitional Small Business Disclosure Format (check one);

Yes _____    No     X

METALINE MINING & LEASING COMPANY

FORM 10-QSB

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

PART I. - FINANCIAL INFORMATION

Item 1.   Financial Information

Metaline Mining & Leasing Company

Balance Sheet (Unaudited)	June 30, 2004

Assets

CURRENT ASSETS:
Cash and cash equivalents:
Cash	$348,977
Temporary cash investments	150,483
Total cash and cash equivalents	499,460

PREPAID FEDERAL INCOME TAX	1,200

INVESTMENTS	18,439

MINING PROPERTIES	7,720
$526,819

Liabilities and Stockholders’ Equity

CURRENT LIABILITIES:
Accounts payable	$ 309

STOCKHOLDERS’ EQUITY:

Common stock – 15,000,000 shares, no par value, authorized;
7,277,934 shares issued and outstanding	379,282
Accumulated other comprehensive income:
Unrealized loss, marketable securities	(1,052)
Retained earnings	148,280
Total stockholders’ equity	526,510
$526,819
See accompanying note to financial statements.

Metaline Mining & Leasing Company

Statements of Income (Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003

INCOME:

Dividend and interest income	$ 680	$ 2,797	$ 1,286	$ 6,023

EXPENSES:

Professional fees	8,806	2,965	12,384	8,078
Advertising	-	-	1,000	3,175
Director’s fees	750	-	750	-
Office expense	615	366	932	684
	10,171	3,331	15,066	11,937

LOSS BEFORE OTHER INCOME AND
FEDERAL INCOME TAX	(9,491)	(534)	(13,780)	(5,914)

OTHER INCOME:
Income from partnership interests	-	-	400	-

NET LOSS	$ (9,491)	$ (534)	$ (13,380)	$ (5,914)

BASIC LOSS PER SHARE, based on weighted- average shares outstanding	NIL	NIL	NIL	NIL

See accompanying note to financial statements.

Metaline Mining & Leasing Company

Statements of Cash Flows (Unaudited)

	Six Months
	Ended June 30,
	2004	2003

Increase (Decrease) in Cash and Cash Equivalents

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (13,380)	$ (5,914)
Adjustments to reconcile net loss to net cash
used in operating activities	-	-

NET DECREASE IN CASH AND CASH EQUIVALENTS	(13,380)	(5,914)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	512,840	1,092,510

CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 499,460	$ 1,086,596

See accompanying note to financial statements.

Metaline Mining & Leasing Company

Note to Financial Statements

NOTE — BASIS OF PRESENTATION:

The unaudited financial statements have been prepared by Metaline Mining & Leasing Company (the Company), pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such SEC rules and regulations.  These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003, which was filed April 14, 2004.  In the opinion of management of the Company, the foregoing statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 2004, and its results of operations for the six-month periods ended June 30, 2004 and 2003, and its cash flows for the six-month periods ended June 30, 2004 and 2003.  The interim results reflected in the foregoing financial statements are not considered indicative of the results expected for the full fiscal year.

Item 2. Management’s Discussion and Analysis or Plan of Operation

Three Months Ended June 30, 2004

We had no revenues from operations during the recently completed quarter. Our only income has been derived from interest on our cash and temporary cash investments.  Interest income for the three-month period ended June 30, 2004 decreased from $2,797 to $680 for the same period ended June 30, 2003.  This decrease is due to the fact that the Company had $580,000 less cash on hand during the quarter ended June 30, 2004 than during the same period ended June 30, 2003 due primarily to a decrease of cash and cash equivalents from money spent on a stock repurchase and operations and lower interest rates available for the cash and temporary cash investments.

We had a net loss of $9,491 during the three-month period ended June 30, 2004.  This compares to net loss of $534 during the three-month period ended June 30, 2003.  The increase in net loss was due to a decrease of cash and cash equivalents from money spent on a stock repurchase and operations and lower interest rates available for the cash and temporary cash investments.  We anticipate continuing net losses until such time as interest rates rise.  Our ongoing expenses consist of accounting, legal and book keeping expenses related to complying with reporting requirements of the Securities Exchange Act of 1934 and the expenses incurred in the search for an acquisition candidate.

Six Months Ended June 30, 2004

We had no revenues from operations during the six months ended June 30, 2004.  Our only income has been derived from interest on our cash and temporary cash investments.  Interest income year- to-date for the six-month period ended June 30, 2004 decreased from $6,023 to $1,286 for the same period ended June 30, 2003.  This decrease is due to a decrease of cash and cash equivalents from money spent on a stock repurchase and lower interest rates available for the cash and temporary cash investments.

We have incurred a loss of $13,380 during the six-month period ended June 30, 2004.  This compares to net loss of $5,914 during the six-month period ended June 30, 2003.  We anticipate continuing losses until such time as interest rates rise to a level that enables our interest income to meet our ongoing administrative expenses.  The increase in net loss is attributable primarily to less interest income earned due to less cash and cash equivalents because of the stock repurchase.  Our expenses consist of accounting, legal and book keeping expenses related to complying with reporting requirements of the Securities Exchange Act of 1934.

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

(b)

During the Quarter ended June 30, 2004 the Registrant filed no Form 8-Ks.

SIGNATURES

In accordance with Section 13 or 15(d) of  the Exchange Act the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

METALINE MINING & LEASING COMPANY

         /s/ William R. Green

BY:

DATE:  August 19, 2004

       WILLIAM R. GREEN, PRESIDENT and

       CHIEF EXECUTIVE OFFICER

        /s/ Eunice R. Campbell

BY:

DATE: August 19, 2004

EUNICE R. CAMPBELL, TREASURER and

        PRINCIPAL FINANCIAL OFFICER