Form 10QSB
period 2004-09-30
METALINE MINING & LEASING CO
filed 2004-11-19
CIK 65224

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

Amendment No. 1

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Yes _____    No     X

METALINE MINING & LEASING COMPANY

FORM 10-QSB

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

PART I. - FINANCIAL INFORMATION

Item 1.   Financial Information

Metaline Mining & Leasing Company

Balance Sheet (Unaudited)		September 30, 2004

Assets

CURRENT ASSETS:

Cash and cash equivalents:
Cash in bank		$ 347,507
Temporary cash investments		150,847
Total current assets		498,354

INVESTMENTS		19,592

PARTNERSHIP PROPERTIES		7,720
		$ 525,666

Liabilities and Stockholders’ Equity

CURRENT LIABILITIES:

Accounts payable		$ 309

STOCKHOLDERS’ EQUITY:

Common stock – 15,000,000 shares, no par value, authorized;
14,555,668 shares issued and outstanding	$ 379,282
Accumulated other comprehensive income:
Unrealized gain, marketable securities	101
Retained earnings	145,974
Total stockholders’ equity		525,357
		$ 525,666
See accompanying note to financial statements.

Metaline Mining & Leasing Company

Statements of Income (Unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003

INCOME:

Dividends and interest income	$ 850	$ 2,312	$ 2,136	$ 8,335

EXPENSES:

Professional fees	2,800	2,133	15,184	10,211
Advertising	-	-	1,000	3,175
Director's fees	-	-	750	-
Office expense	356	360	1,288	1,044
	3,156	2,493	18,222	14,430

LOSS BEFORE OTHER INCOME AND
FEDERAL INCOME TAX	(2,306)	(181)	(16,086)	(6,095)

OTHER INCOME:
Income from partnership interests.	-	-	400	-

NET LOSS	$ (2,306)	$ (181)	$(15,686)	$(6,095)

BASIC INCOME (LOSS) PER SHARE (based upon
weighted average share outstanding)	NIL	NIL	NIL	NIL

See accompanying note to financial statements.

Metaline Mining & Leasing Company

Statements of Cash Flows (Unaudited)

	Nine Months Ended
	September 30,
	2004	2003

Increase (Decrease) in Cash and Cash Equivalents

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$ (15,686)	$ (6,095)
Adjustments to reconcile net income (loss) to net
cash used in operating activities:
(Increase) decrease in:
Income tax receivable	1,200	3,502
Decrease in:
Accounts payable	-	-
Net cash used in operating activities	(14,486)	(2,593)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(14,486)	(2,593)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	512,840	1,092,510

CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 498,354	$ 1,089,917

See accompanying note to financial statements.

Metaline Mining & Leasing Company

Note to Financial Statements

BASIS OF PRESENTATION:

The financial statements included herein have been prepared by Metaline Mining & Leasing Company (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such SEC rules and regulations.  In the opinion of management of the Company, the foregoing statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 2004, and its results of operations for the nine-month periods ended September 30, 2004 and 2003, and its cash flows for the nine-month periods ended September 30, 2004 and 2003.  The interim results reflected in the foregoing financial statements are not considered indicative of the results expected for the full fiscal year.

Item 2. Management’s Discussion and Analysis or Plan of Operation

Three Months Ended September 30, 2004

We had no revenues from operations during the recently completed quarter. Our only income has been derived from interest on our cash and temporary cash investments.  Interest income for the three-month period ended September 30, 2004 decreased from $2,312 to $850 for the same period ended September 30, 2003.  This decrease is due to the fact that the Company had $580,000 less cash on hand during the quarter ended September 30, 2004 than during the same period ended September 30, 2003 due primarily to a decrease of cash and cash equivalents from money spent on a stock repurchase and operations and lower interest rates available for the cash and temporary cash investments.

We had a net loss of $2,306 during the three-month period ended September 30, 2004.  This compares to net loss of $181 during the three-month period ended September 30, 2003.  The increase in net loss was due to a decrease of cash and cash equivalents from money spent on a stock repurchase and operations and lower interest rates available for the cash and temporary cash investments.  We anticipate continuing net losses until such time as interest rates rise.  Our ongoing expenses consist of accounting, legal and book keeping expenses related to complying with reporting requirements of the Securities Exchange Act of 1934 and the expenses incurred in the search for an acquisition candidate.

Nine Months Ended September 30, 2004

We had no revenues from operations during the nine months ended September 30, 2004.  Our only income has been derived from interest on our cash and temporary cash investments.  Interest income year- to-date for the six-month period ended September 30, 2004 decreased from $8,335 to $2,136 for the same period ended September 30, 2003.  This decrease is due to a decrease of cash and cash equivalents from money spent on a stock repurchase and lower interest rates available for the cash and temporary cash investments.

We have incurred a loss of $15,686 during the nine-month period ended September 30, 2004.  This compares to net loss of $6,095 during the nine-month period ended September 30, 2003.  We anticipate continuing losses until such time as interest rates rise to a level that enables our interest income to meet our ongoing administrative expenses.  The increase in net loss is attributable primarily to less interest income earned due to less cash and cash equivalents because of the stock repurchase.  Our expenses consist of accounting, legal and book keeping expenses related to complying with reporting requirements of the Securities Exchange Act of 1934.

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

(b)

During the Quarter ended September 30, 2004 the Registrant filed no Form 8-Ks.

SIGNATURES

In accordance with Section 13 or 15(d) of  the Exchange Act the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

METALINE MINING & LEASING COMPANY

/s/ William R. Green

BY:

DATE:  November 18, 2004

       WILLIAM R. GREEN, PRESIDENT and

       CHIEF EXECUTIVE OFFICER

/s/ Eunice R. Campbell

BY:

DATE: November 18, 2004

EUNICE R. CAMPBELL, TREASURER and

        PRINCIPAL FINANCIAL OFFICER