Form 10KSB
period 2004-12-31
METALINE MINING & LEASING CO
filed 2005-04-18
CIK 65224

OMB APPROVAL
OMB Number: 3235-0420
Expires: December 31, 2006
Estimated average burden hours per response: 1646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

 [  ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FROM                          TO

Metaline Mining & Leasing Company

(Name of small business issuer in its charter)

Washington	001-01428	91-0684860
(State or other jurisdiction of incorporation or organization)	Commission File No.	(I.R.S. Employer Identification Number)

1611 N. Molter Road, Ste. 201 Liberty Lake, WA	99019
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number:  509-455-9077

Securities registered under Section 12(b) of the Exchange Act:   none

Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $.001 per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES [X]  NO [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  [ X ]

State issuer’s revenues for its most recent fiscal year.  $

3,567

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within 60 days.  (See definition of affiliate in Rule 12b-2 of the Exchange Act.) [Amended in release No. 33-7419 (¶85,938), effective June 13, 1997, 62 F.R. 26387.] $1,466,733 based upon the average bid and asked price of $.25 per share on April 12, 2004.

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

      15,000,000 as of March 31, 2005

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

DOCUMENTS INCORPORATED BY REFERENCE:  See Index to Exhibits, page 66.

Transitional Small Business Disclosure Format: Yes [   ]  No [ X ]

SEC 2337 (8-04)	Persons who potentially are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

PART I

ITEM 1.

DESCRIPTION OF BUSINESS

(a)

Business Development

The Registrant was incorporated in the State of Washington in 1927.  Historically, the Registrant was engaged in the mineral exploration business.  The Company was dormant for a number of years during which time management did not think that the business climate for successfully financing mineral exploration was a viable option. In 2004, given the increase in precious metals prices and a more favorable environment for financing mineral exploration the Company embarked on a business plan to again become active in mineral exploration.  In March 2005 the Company completed two private placements with net proceeds to the Company of approximately $650,000.  In April, 2005 management contracted with two consultants to assist the Company in identifying and evaluating mineral exploration properties.

(b)

Business of Issuer

The Company intends to engage in the business of acquiring, exploring and developing mineral properties, primarily those containing precious and associated base metals. At the present time the Company has no properties.  The Registrant has contracted with consultants to assist in the acquisition and evaluation of mineral exploration properties

Competition

There is aggressive competition within the minerals industry to discover and acquire properties considered to have commercial potential.  The Company competes for the opportunity to participate in promising exploration projects with other entities, many of which have greater resources than the Company.  In addition, the Company will compete with others in efforts to obtain financing to explore and develop mineral properties.

Employees

The Company has no employees. For the foreseeable future the Company intends to utilize the services of consultants to conduct its business operations.

Regulation

The Company’s planned mineral exploration activities in the United States are subject to various federal, state, and local laws and regulations governing prospecting, development, production, labor standards, occupational health and mine safety, control of toxic substances, and other matters involving environmental protection and taxation.  It is possible that future changes in these laws or regulations could have a significant impact on the Company’s business, causing those activities to be economically reevaluated at that time.

Risk Factors

The following risk factors together with other information set forth in this Form 10-KSB, should be carefully considered by current and future investors in the Company’s securities.

No Earnings and Minimal Assets

The Company has had no earnings from operations. The Company has no significant assets or financial resources.  As a mineral exploration company, the Company will sustain operating expenses without corresponding revenues.  This will result in the Company incurring net operating losses that will increase continuously until the Company can bring a property into production or lease, joint venture or sell any property it may acquire.

No Exploration Properties

The Company has no interest in any properties on which to conduct mineral exploration.

Risks Inherent in the Mining Industry

Mineral exploration and development is highly speculative and capital intensive.  Most exploration efforts are not successful, in that they do not result in the discovery of mineralization of sufficient quantity or quality to be profitably mined.  The operations of the Company are also indirectly subject to all of the hazards and risks normally incident to developing and operating mining properties.  These risks include insufficient reserves, fluctuations in production costs that may make mining of reserves uneconomic; significant environmental and other regulatory restrictions; labor disputes; geological problems; failure of pit walls or dams; force majeure events; and the risk of injury to persons, property or the environment.

Uncertainty of Reserves and Mineralization Estimates

There are numerous uncertainties inherent in estimating proven and probable reserves and mineralization, including many factors beyond the control of the Company.  The estimation of reserves and mineralization is a subjective process and the accuracy of any such estimates is a function of the quality of available data and of engineering and geological interpretation and judgment.  Results of drilling, metallurgical testing, production, and the evaluation of mine plans subsequent to the date of any estimate may justify revision of such estimates.  No assurances can be given that the volume and grade of reserves recovered and rates of production will not be less than anticipated.  Assumptions about prices are subject to greater uncertainty and metals prices have fluctuated widely in the past.  Declines in the market price of base or precious metals also may render reserves or mineralization containing relatively lower grades of mineralization uneconomic to exploit.  Changes in operating and capital costs and other factors including, but not limited to, short-term operating factors such as the need for sequential development of mineral bodies and the processing of new or different mineral grades, may materially and adversely affect reserves.

Fluctuations in the Market Price of Minerals

The profitability of mining operations is directly related to the market price of the metals being mined.  The market price of base and precious metals such as copper, gold and silver fluctuate widely and is affected by numerous factors beyond the control of any mining company.  These factors include expectations with respect to the rate of inflation, the exchange rates of the dollar and other currencies, interest rates, global or regional political, economic or banking crises, and a number of other factors.  If the market prices of the mineral commodities the Company plans to explore decline, this will have a negative effect on the availability of financing for the Company. The volatility in metals prices is illustrated by the quarterly average price ranges from 2001 to 2004 for the following minerals: Gold (oz.) $256.25 - $433.87;  Silver (oz.) $4.24 - $7.23; Copper (lb.) $0.67 - $1.41.  Average gold and silver prices are from LME, and average copper prices are from COMEX.

Environmental Risks

Mining is subject to potential risks and liabilities associated with pollution of the environment and the disposal of waste products occurring as a result of mineral exploration and production.  Insurance against environmental risk (including potential liability for pollution or other hazards as a result of the disposal of waste products occurring from exploration and production) is not generally available to the Company (or to other companies in the minerals industry) at a reasonable price.  To the extent that the Company becomes subject to environmental liabilities, the satisfaction of any such liabilities would reduce funds otherwise available to the Company and could have a material adverse effect on the Company.  Laws and regulations intended to ensure the protection of the environment are constantly changing, and are generally becoming more restrictive.

Our Exploration Programs Will Probably Not Result in a Commercial Mining Operation

Mineral exploration and development involve significant risks because few properties that are explored contain mineral bodies that would be commercially economic to develop into producing mines.

We May Not Have Sufficient Funds to Complete Further Exploration Programs

We have limited financial resources, do not generate operating revenue, and must finance our exploration activity by other means.  We do not know whether additional funding will be available for further exploration of our projects.  If we fail to obtain additional financing, we will have to delay or cancel further exploration of our properties and we could lose all of our interest in our properties.

We Would Need Additional Funds to Develop Any Mineral Deposits for Commercial Production

If our exploration programs successfully locate an economic ore body, additional funds will be required to place it into commercial production.  Substantial expenditures would be required to establish ore reserves through drilling, to develop metallurgical processes to extract the metals from the ore and to construct the mining and processing facilities at any site chosen for mining.  We do  not know whether additional financing will be available at all or on acceptable terms.  If additional financing is not available, we may have to postpone the development of, or sell, the property.

Factors Beyond Our Control May Determine Whether Any Mineral Deposits We Discover Are Sufficiently Economic To Be Developed Into A Mine

The determination of whether mineral deposits are economic is affected by numerous factors beyond our control.  These factors include market fluctuations for precious metals, the proximity and capacity of natural resource markets and processing equipment, and government regulations as to governing prices, taxes, royalties, land tenure, land use, importing and exporting of minerals and environmental protection.

Our Reserve Calculations Rely On Estimates That Cannot Be Confirmed Until The Ore Is Mined

In carrying on our mineral exploration activities, and making determinations about whether to proceed to the next stage of development, we must rely upon estimated calculations as to the ore mineralization and corresponding ore grades on our properties.  Until ore is actually mined and processed, ore mineralization and ore grade must be considered as estimates only.  Any material changes in ore mineralization estimates and ore grades will affect the economic viability of the placing of a property into production and a property’s return on capital.

Properties May Be Subject To Uncertain Title

The ownership and validity, or title, of unpatented mining claims are often uncertain and may be contested.  A successful claim contesting our title to a property will cause us to lose our rights to mine that property.  This could result in our not being compensated for our prior expenditures relating to the property.

Mineral Exploration And Mining Activities Require Compliance With A Broad Range Of Law And Regulation Violation Of Which Can Be Costly

Mining operations and exploration activities are subject to national and local laws and regulations governing prospecting, development, mining, production, experts, taxes, labor standards, occupational health, waste disposal, toxic substances, land use, environmental protection, mine safety.  In order to comply, we may be required to make capital and operating expenditures or to close an operation until a particular problem is remedied.  In addition, if our activities violate any such laws and regulations, we may be required to compensate those suffering loss or damage, and may be fined if convicted of an offense under such legislation.

Land Reclamation Requirements For Exploration Properties May Be Burdensome

Although variable, depending on location and the governing authority, land reclamation requirements are generally imposed on mineral exploration companies, as well as companies with mining operations, in order to minimize long term effects of land disturbance.  Reclamation may include requirements to control dispersion of potentially deleterious effluents and to reasonably re-establish pre-disturbance land forms and vegetation.  In order to carry out reclamation obligations imposed on us in connection with our mineral exploration, we must allocate financial resources that might otherwise be spent on further exploration programs.

We Face Industry Competition For The Acquisition Of Mining Properties And The Recruitment And Retention Of Qualified Personnel

We compete with other mineral exploration and mining companies, many of which have greater financial resources than us or are further in their development, for the acquisition of mineral claims, leases and other mineral interests as well as for the recruitment and retention of qualified employees and other personnel.  If we require and are unsuccessful in acquiring additional mineral properties or personnel, we will not be able to grow at the rate we desire, or at all.

Some Directors And Officers May Have Conflicts Of Interest As A Result Of Their Involvement With Other Natural Resource Companies

Some of our directors and officers are directors or officers of other natural resource or mining-related companies.  These associations may give rise to conflicts of interest from time to time.  As a result of these conflicts of interest, we may miss the opportunity to participate in certain transactions, which may have a material, adverse effect on our financial position.

Permitting

In the ordinary course of business, mining companies are required to seek governmental permits for expansion of existing operations or for the commencement of new operations. Obtaining the necessary governmental permits is a complex and time-consuming process involving numerous jurisdictions and often involving public hearings and costly undertakings on our part.  The duration and success of our efforts to obtain permits are contingent upon many variables not within our control. Obtaining environmental protection permits, including the approval of reclamation plans, may increase costs and cause delays depending on the nature of the activity to be permitted and the interpretation of applicable requirements implemented by the permitting authority.  There can be no assurance that all necessary permits will be obtained and, if obtained, that the costs involved will not exceed those that we previously estimated.  It is possible that the costs and delays associated with the compliance with such standards and regulations could become such that we would not proceed with the development or operation of a mine or mines.

ITEM 2.

DESCRIPTION OF PROPERTY

The Company has no property, offices or facilities.  The Company's activities are carried out from office space provided by the president of the Company. There is currently no charge to the Company for the use of the office space.

ITEM 3.

LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Registrant is a party or of which any of its property is subject.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

ITEM 5.

MARKET FOR COMMON EQUITY AND RELATED

STOCKHOLDER MATTERS

(a)

Market Information

The Common Stock of the Company is traded in the over the counter market on the NASD Bulletin Board under the symbol “MMLC”.  The shares were listed for trading during the first quarter of 2002. Prior to that time there had been no market for the Company’s shares for more than ten years. The following table shows the high and low closing sales prices for the Common Stock for each quarter since January 1, 2003.  The quote date was obtained through America Online from data provided by Standard & Poors. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Year Ended 12/31/03

High Closing

Low Closing

First Quarter

.05

.02

Second Quarter

.02

.02

Third

Quarter

.05

.01

Fourth

Quarter

.075

0.3

Year Ended 12/31/04

First Quarter

.10

.03

Second Quarter

.08

.045

Third

Quarter

.05

.04

Fourth

Quarter

.12

.04

(b)

Holders

There are approximately 1,270 holders of the Registrant's common equity at the date hereof.

(c)

Dividends

To the management's knowledge, the Registrant has never paid a dividend.  There is no plan to pay dividends for the foreseeable future.

(d)

Securities Authorized for Issuance Under Equity Compensation Plans

The Board of Directors has adopted a Stock Option Plan (“Plan”). The purpose of the Plan is to give the Company greater ability to attract, retain, and motivate its officers and key employees and  is intended to provide the Company with the ability to provide incentives more directly linked to the success of the Company's business and increases in Shareholder value.

Options issuable pursuant to the Plan may be either incentive stock options (ISOs) for employees (pursuant to Internal Revenue code § 422) or non qualified Stock options (NSOs).  In general, ISOs have favorable tax consequences to employees.  Assuming that shares are purchased and held for the requisite period, employees will be taxed at the capital gain rates on sale of shares received under the plan. The time at which taxes must be paid on exercise of an ISO is deferred until sale of the underlying shares. The following is a list of some of the characteristics of ISO’s:

•

Eligible: only employees;

•

Additional Limits:  must be granted pursuant to an option plan, which must be approved by the shareholders within 12 months of adoption;

•

Exercise Price must be at least fair market value (“FMV”) (110% of FMV if employee owns more than 10% of corporation);

•

Termination of Employment: exercise must be within 3 months of termination of employment;

•

Option Term:  cannot exceed 10 years (5 years if employee owns more than 10% of the corporation);

•

Restrictions on Amounts for Vesting: not more than $100,000 of stock can vest in any calendar year (determined at the date of grant); and

•

Holding:  if stock is sold within 1 year of exercise of 2 years of date of grant, option will be taxed much like a NSO.

The maximum number of shares available for issue pursuant to the stock option plan adopted by the Company is currently set at 3,000,000 shares. At April 1, 2005, there were 30,000 options issued pursuant to the Plan. No options may be exercised until the Plan has been approved by the shareholders.

In addition to meeting the requirements of the Internal Revenue Code as an incentive stock option, the Plan also meets the requirements of Rule 16(b)-3 of the Securities Exchange Act of 1934, as amended. Officers and directors of a corporation that has adopted an employee stock option plan that meets the requirements of Rule 16(b)-3 may undertake transactions pursuant to the plan without short-swing profit liability under Section 16(b) of the Exchange Act of 1934.

Options are exercisable for a maximum of fifteen (15) years (ten years in the case of an Incentive Stock Option).  Transferability is prohibited except for limited circumstances regarding the demise of an Optionee.

The option exercise price for Incentive Stock Options may be no less than the fair market value on the date of grant of the Option, except that the exercise price for any ten percent (10%) shareholder must be 110% of the fair market value on the date of grant.  The option price for the NSOs is the lowest allowable price under applicable law.

(e)

Unregistered Sales

On March 23, 2005 the Company entered into a Stock Purchase Agreement with the Hunt Family Limited Partnership, a Washington Limited Partnership (“HFLP”). Pursuant to the terms of the Agreement HFLP purchased 7,722,066 shares of Metaline common stock or 51.48% of the total authorized shares of Metaline The purchase price of the shares was $0.065 per share which resulted in gross proceeds of $501,934.29 to the Company. In addition HFLP was granted warrants, exercisable for a period of 5 years, for the purchase of an additional 15,444,132 shares of Metaline common stock at a price of $0.065 per share, if and when the capitalization of the Company is increased.  There was no commission paid, directly or indirectly, to any person in conjunction with the Stock Purchase Agreement. The sale was made pursuant to a Section 4(2) exemption from registration under the Securities Act of 1933.

On March 28, 2005 the Company completed a private placement of 1,500,000 special warrants at a price of $0.10 per special warrant.  Each special warrant shall automatically be converted into one share of the Company’s common stock upon the increase of the Company’s capitalization sufficient to permit the conversion of the warrants. In the event that the special warrants have not been converted on or before July 30, 2005 the warrant holders may, but are not required to, rescind their purchase without penalty to the Company. The private placement was made pursuant to a Regulation D Rule 506 exemption from registration under the Securities Act of 1933, as amended. The special warrants were offered and sold to a total of six investors, all of whom are accredited investors. There was no commission paid, directly or indirectly, to any person in conjunction with the sale of the special warrants. The Company received gross proceeds of $150,000 from the offering.

ITEM 6.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN

OF OPERATION

Plan of Operation

During 2004, the Company’s only revenue was dividend and interest income in the amount of $3,567.  This represents a decrease of income of approximately $6,828 over the year ended December 31, 2003. This decrease is due to the fact that the Company had $580,000 less cash on hand during the year ended December 31, 2004 than during the year ended December 31, 2003 due primarily to a decrease of cash and cash equivalents from money spent on a stock repurchase and operations and lower interest rates available for the cash and temporary cash investments.

The Company intends to engage in the exploration, development, and if warranted, the mining of properties containing silver, gold, and associated base metals.  The Company no interest in  any properties on which it intends to conduct mineral exploration. The Company has engaged the services of two consultants to assist in the identification of mineral properties for possible acquisition. For the foreseeable future the Company anticipates that it will continue to utilize the services of consultants to effect its business. The Company has adequate financial resources to meet its anticipated expenses for the next twelve months.

ITEM 7.

 FINANCIAL STATEMENTS

METALINE MINING & LEASING COMPANY

Financial Statements and

Independent Auditors’ Report

December 31, 2004 and 2003

Metaline Mining & Leasing Company

Contents

Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

FINANCIAL STATEMENTS:

Balance sheets

Statements of income

Statements of stockholders’ equity

Statements of cash flows

Notes to financial statements

LeMASTER & DANIELS PLLC

ΣΠΟΚΑΝΕ ΘΥΙΝΧΨ
ΧΟΛΦΑΞ ΤΡΙ-ΧΙΤΙΕΣ
ΓΡΑΝΔqΕΩ ΩΑΛΛΑ ΩΑΛΛΑ
ΜΟΣΕΣ ΛΑΚΕ ΩΕΝΑΤΧΗΕΕ
ΟΜΑΚ ΨΑΚΙΜΑ
ΟΘΕΛΛΟ ΒΟΙΣΕ

ACCOUNTING AND CONSULTING SERVICES

MEMBER OF McGLADREY NETWORK

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Metaline Mining & Leasing Company
Spokane, Washington

We have audited the accompanying balance sheets of Metaline Mining & Leasing Company (a Washington Corporation) as of December 31, 2004 and 2003, and the related statements of income, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provided a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Metaline Mining & Leasing Company as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

LeMaster & Daniels PLLC

Spokane, Washington
March 10, 2005

2

Metaline Mining & Leasing Company

Balance Sheets

	December 31,
	2004	2003

Assets

CURRENT ASSETS:

Cash and cash equivalents:
Cash	$ 346,212	$ 363,094
Temporary cash investments	151,216	149,746
Total cash and cash equivalents	497,428	512,840

FEDERAL INCOME TAXES RECEIVABLE	-	1,200
Total current assets	497,428	514,040

INVESTMENTS	20,552	19,453

MINING PROPERTIES	7,331	7,720

	$ 525,311	$ 541,213

Liabilities and Stockholders’ Equity

CURRENT LIABILITIES:

Accounts payable	$ -	$ 309

STOCKHOLDERS’ EQUITY:

Common stock – 15,000,000 shares, no par value, authorized;
7,277,934 shares issued and outstanding	379,282	379,282
Accumulated other comprehensive income:
Unrealized gain (loss), marketable securities	1,061	(38)
Retained earnings	144,968	161,660
Total stockholders’ equity	525,311	540,904

	$ 525,311	$ 541,213

See accompanying notes to financial statements.

Metaline Mining & Leasing Company

Statements of Income

	Years Ended
	December 31,
	2004	2003

INCOME:

Dividend and interest income	$ 3,567	$ 10,395

EXPENSES:

Directors’ fees	1,500	1,725
Professional fees	15,732	12,034
Office expense	1,200	1,200
Advertising	1,000	3,175
Taxes, licenses, and fees	1,589	377
	21,021	18,511

LOSS BEFORE OTHER INCOME
AND FEDERAL INCOME TAX	(17,454)	(8,116)

OTHER INCOME:

Income from partnership interests	762	701

LOSS BEFORE FEDERAL INCOME TAX	(16,692)	(7,415)

BENEFIT FOR FEDERAL INCOME TAX	-	1,110

NET LOSS	$ (16,692)	$ (6,305)

BASIC LOSS PER SHARE (based on weighted
average shares outstanding)	NIL	NIL

See accompanying notes to financial statements.

Metaline Mining & Leasing Company

Statements of Stockholders’ Equity Years Ended December 31, 2004 and 2003

			Accumulated
	Number of		Other
	Shares	Common	Comprehensive	Retained
	Outstanding	Stock	Income (Loss)	Earnings	Total

BALANCES, DECEMBER 31, 2002	14,555,668	$ 954,282	$ (3,473)	$ 167,965	$ 1,118,774

ADD (DEDUCT):

Purchase of common stock	(7,277,734)	(575,000)	-	-	(575,000)
Comprehensive income (loss):
Unrealized gain in marketable securities	-	-	3,435	-	3,435
Net loss	-	-	-	(6,305)	(6,305)
Comprehensive income (loss)					(2,870)

BALANCES, DECEMBER 31, 2003	7,277,934	379,282	(38)	161,660	540,904

ADD (DEDUCT):

Comprehensive income (loss):
Unrealized gain in marketable securities	-	-	1,099	-	1,099
Net loss	-	-	-	(16,692)	(16,692)
Comprehensive income (loss)					(15,593)

BALANCES, DECEMBER 31, 2004	7,277,934	$ 379,282	$ 1,061	$ 144,968	$ 525,311

See accompanying notes to financial statements.

Metaline Mining & Leasing Company

Statements of Cash Flows

	Years Ended
	December 31,
	2004	2003

Increase (Decrease) in Cash and Cash Equivalents

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (16,692)	$ (6,305)
Adjustments to reconcile net loss to net cash
used in operating activities:
Income from partnership interest	(811)	(757)
Decrease in federal taxes receivable	1,200	2,392
Decrease in accounts payable	(309)	-
Net cash used in operating activities	(16,612)	(4,670)

CASH FLOWS FROM INVESTING ACTIVITIES:

Distributions received from partnership properties	1,200	-

CASH FLOWS FROM FINANCING ACTIVITIES:

Purchase of common stock	-	(575,000)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(15,412)	(579,670)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	512,840	1,092,510

CASH AND CASH EQUIVALENTS, END OF YEAR	$ 497,428	$ 512,840

Supplemental Schedule of Noncash Investing
and Financing Activities:

Increase in partnership interests	$ 811	$ 757

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

e.

Basic earnings per share are computed using the weighted average number of shares outstanding during the years (approximately 7,277,934 in 2004 and 2003).  Diluted income per share was the same as basic earnings per share for the years presented.

f.

Deferred income tax is provided for differences between the bases of assets and liabilities for financial and income tax reporting.  A deferred tax asset, subject to a valuation allowance, is recognized for estimated future tax benefits of tax-basis operating losses being carried forward.

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

Metaline Mining & Leasing Company

Notes to Financial Statements

NOTE 2 — INVESTMENTS:

The Company had the following investments:

December 31,

2004

2003

Coins:

At fair value

$

20,552

$

19,453

Marketable securities:

Cost

5,877

5,877

Gross unrealized holding loss

(5,877)

(5,877)

$

20,552

$

19,453

======

======

Coins consisted of the following:

•

44 1-ounce Krugerrands

•

150 1-ounce silver rounds

Marketable securities consisted of the following investments:

•

25,000 shares of Capitol Silver Mines, Inc., a development-stage company

•

31,151 shares of Carson Industries Corporation, which is currently involved in oil and gas exploration

NOTE 3 — MINING PROPERTIES:

Investments in mining properties, net of impairment losses recognized, consisted of the following:

December 31

2004

2003

Partnership interest in two units of Pondera Partners, Ltd.,

a drilling project located in Teton County, Montana (at

cost less equity in partnership losses)

$

7,331

$

7,720

=====

=====

Metaline Mining & Leasing Company

Notes to Financial Statements

NOTE 4 — FEDERAL INCOME TAXES:

The benefit for income taxes consisted of the following:

Years Ended

December 31,

2004

2003

Computed expected tax benefit

$

-

$

1,110

=====

=====

At December 31, 2004 and 2003, the Company had deferred tax assets which were fully reserved by valuation allowances.  Following are the components of such assets and allowances:

December 31,

2004

2003

Deferred tax assets arising from:

Net operating loss carryforwards

$

3,525

$

1,025

Less valuation allowance

3,525

1,025

     Net deferred tax assets

$

-

$

-

=====

=====

At December 31, 2004, the Company had federal tax-basis net operating loss carryforwards totaling approximately $23,500, which will expire in various amounts in 2023 and 2024.

NOTE 5 — CONCENTRATION OF CREDIT RISK:

The Company maintains its cash and cash equivalents in three financial institutions.  Balances are insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000 per institution.  Balances on deposit may occasionally exceed FDIC insured amounts.

NOTE 6 — PURCHASE OF COMMON STOCK:

In December 2003, the Company and a majority stockholder entered into and closed a transaction whereby the stockholder sold 7,277,734 shares of the Company’s common stock to the Company for an aggregate share price of $575,000.  The stockholder, who previously held 50% of the Company’s outstanding stock, now holds 100 shares of the Company’s common stock.

Metaline Mining & Leasing Company

Notes to Financial Statements

NOTE 7 — SUBSEQUENT EVENTS:

Subsequent to year end December 31, 2004, the Company entered into and completed an agreement to sell 7,722,066 shares of common stock to an entity controlled by a family group.  The shares represent 51.48% of the authorized and issued common stock of the Company.  The Company received proceeds of $501,934 related to the transaction.  In connection with the transaction, the Company issued warrants to acquire an additional 15,444,132 shares of common stock at a price of $0.065 per share, if and when the capitalization of the Company is increased.

Additionally, subsequent to year end December 31, 2004, the Company completed a private placement of 1,500,000 special warrants at a price of $0.10 per special warrant.  Each special warrant shall automatically be converted into one share of the Company’s common stock upon the increase of the Company’s capitalization sufficient to permit the conversion of the warrants. In the event that the special warrants have not been converted on or before July 30, 2005 the warrant holders may, but are not required to, rescind their purchase without penalty to the Company.  The private placement was made pursuant to a Regulation D Rule 506 exemption from registration under the Securities Act of 1933, as amended.  The special warrants were offered and sold to a total of six investors, all of whom are accredited investors.  There was no commission paid, directly or indirectly, to any person in conjunction with the sale of the special warrants.  The Company received gross proceeds of $150,000 from the offering.

Additionally, subsequent to year end December 30, 2004, the Company adopted a stock option plan (Plan).  The maximum number of common shares available for issue is 3,000,000.  At April 1, 2005, there were 30,000 options issued.  No options may be exercised until the Plan has been approved by the shareholders.

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

ITEM 8A.

CONTROLS AND PROCEDURES

Tim Hunt and Eunice R. Campbell , the Registrant’s President and Principal Accounting Officer respectively have evaluated the Registrant’s disclosure controls and procedures within 90 days of the filing date of this annual report.  Based upon this evaluation, the Registrant’s President and Principal Accounting Officer concluded that the Registrant’s disclosure controls and procedures are effective in ensuring that material information required to be disclosed is included in the reports that it files with the Securities and Exchange commission.

There were no significant changes in the Registrant’s internal controls or, to the knowledge of the management of the Registrant, in other factors that could significantly affect these controls subsequent to the evaluation date.

ITEM 8B. OTHER INFORMATION.

None.

PART III

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS,  PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

(a)

Identification of Directors

Set forth below is the name, age and length of service of the Company's directors as of April 1, 2005:

Name (age)

Position

Length of Service

Tim Hunt (52)

Director

Since 2005

William R. Green  (66)

Director

Since 1993

Eunice R. Campbell (59)

Director

1992 and since 1994

The directors are elected for a one-year term until their successors have been elected and qualified. There are no arrangements or understandings between any of the directors and other persons pursuant to which such person was selected as a director.

(b)

Identification of Executive Officers

Set forth below is the name and length of service of the Company's Executive Officers as of April 1, 2005:

Name (age)

Position

Length of Service

Tim Hunt

President

2005

William R. Green

President

2004- 2005

Vice President/Asst. Secretary

2005 and From 1994 to 2004

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

Tim Hunt is a general partner of HFLP and is the founder and president of Spokane, Washington-based Huntwood Industries, the largest building products manufacturer in Eastern Washington with over 800 employees. Mr. Hunt has significant experience in raising capital and negotiating private equity placements for numerous companies

Dr. William R. Green - William R. Green is a mining engineer and geologist, and was a professor of mining engineering at the University of Idaho from 1965 to 1983.  He has been actively involved in the mining business since 1962 and is currently an officer and director of Centram Exploration Ltd., Triband Enterprise Corp. and Petromin Resources Ltd., all Canadian public companies and was the President and a director of Mines Management, Inc., a U.S. public company from 1964 until 2003.

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

Board Committees

William R. Green and Eunice R. Campbell performed the functions of the Audit, Nominating and Disclosure Committees during the year ended December 31, 2004. The audit committee recommends a firm of independent certified public accountants to audit the annual financial statements, discusses with the auditors and approves in advance the scope of the audit, reviews with the independent auditors their independence, the financial statements and their audit report, reviews management's administration of the system of internal accounting controls, and reviews the Company's procedures relating to business ethics. The Company has adopted audit committee pre approval policies but does not have a written audit committee charter. Neither William R. Green nor Eunice R. Campbell are deemed to be independent directors as that term is defined in Rule 4200(a)(14) of the NASD’s listing standards.

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

Summary Compensation Table

Long-Term Compensation

                      Annual Compensation

          Awards

     Payouts

(a)

(b)

(c)

(d)

(e)

(f)

(g)

(h)

(i)

Name

Other

Restricted

Securities

and

Annual

Stock

Underlying

LTIP

All Other

Principal

Year

Salary

Bonus

Comp.

Awards(1)

Options/

Payouts

Comp.

Position

 ($)

 ($)

 ($)

($)

SARs(#)

($)

($)

Gregory B.  Lipsker

2002

$0

$0

$0

$0

-0-

$0

$0*

President and Director

2003

$0

$0

$0

$0

-0-

$0

$0*

2004

$0

$0

$0

$0

-0-

$0

$0*

William R. Green

2004

$0

$0

$0

$0

-0-

$0

$0

_________________________

*     Mr. Lipsker’s law firm received fees of $1,646; $1,220: and $2,457 for legal services performed for the Company during 2002; 2003: and 2004 respectively.

(b)

Director Compensation For Last Fiscal Year

Name (a)	Cash Compensation			Security Grants
	Annual Retainer Fees($) (b)	Meeting Fees($) (c)	Consulting Fees/Other Fees ($) (d)	Number of Shares (#) (e)	Number of Securities Underlying Options/SARs (#) (f)
Gregory Lipsker	-0-	-0-	-0-	0	0
William R. Green	$500	-0-	-0-	0	0
Eunice Campbell	$500	-0-	-0-	0	0
Lee Irving	$500	-0-	-0-	0	0

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

AND MANAGEMENT

The following table sets out as of April 1, 2005, the names and shareholdings of beneficial owners known to the Company to own more than five percent (5%) of the common stock of the Company, each director and executive officer of the Company, and the shareholdings of all directors and executive officers as a group. At such date, the number of issued and outstanding shares of common stock of the Company was 15,000,000

Amount and Nature of

Beneficial Ownership

Name of Person

( all direct unless

or Group  (1)

  otherwise noted)

        % of class

Greg Lipsker

1,001,500

 6.68%

601 W. Main Avenue

Spokane, WA  99201

Tim Hunt (1)

7,722,066

51.48%

William Green

    896,000

 6.15%

905 W. Riverside, Ste. 311

Spokane, WA  99201

Eunice R. Campbell

595,000

4.05%

301 S. Chestnut, Ste. #6

Spokane, WA  99204

All executive officers and

directors as a group (3 persons)

9,213,066

61.42%

______________________________________________

(1)

includes 7,722,066 shares owned through the Hunt Family Limited Partnership,

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(a)

Transactions with Management and Others

On March 23, 2005 the Company entered into a Stock Purchase Agreement with the Hunt Family Limited Partnership, a Washington Limited Partnership (“HFLP”). Pursuant to the terms of the Agreement HFLP purchased 7,722,066 shares of Metaline common stock or 51.48% of the total authorized shares of Metaline The purchase price of the shares was $0.065 per share which resulted in gross proceeds of $501,934.29 to the Company. In addition HFLP was granted warrants, exercisable for a period of 5 years, for the purchase of an additional 15,444,132 shares of Metaline common stock at a price of $0.065 per share, if and when the capitalization of the Company is increased. Tim Hunt, the President of the Company is a general partner of HFLP.

(b)

Certain Business Relationships

None

ITEM 13.

EXHIBITS

(a) the  following documents are filed as part of the report:

1. Financial Statements

*  Independent Auditors' Reports

*  Balance Sheets at December 31, 2004 and 2003

    Statements of Income (Loss)

    for the years ended December 31, 2004 and 2003

*  Statements of Stockholders' Equity

    for the years ended December 31, 2002 - 2004

*  Statements of Cash Flows

    for the years ending December 31, 2004 and 2003

*  Notes to Financial Statements

2. Exhibits required by Item 601

(2)

Plan of Acquisition, reorganization, arrangement, liquidation or succession.(1)

(3)(i)

Articles of Incorporation (2)

(3)(ii)

Bylaws (2)

(4)

Instruments defining the rights of security holders, including indentures (1)

(9)

Voting trust agreements. (1)

(10)

Material contracts  (2).

(11)

Statement re:  computation of per share earnings. (1)

(13)

Annual or quarterly reports, Form 10-Q(2)

(14)

Code of Ethics  (2)

(16)

Letter on change in certifying accountant(1)

(18)

Letter on change in accounting principles(1)

(20)

Other documents or statements to security holders(1)

(21)

Subsidiaries of the registrant(1)

(22)

Published report regarding matters submitted to a vote(1)

(23)

Consent of experts and counsel(1)

(24)

Power of Attorney(1)

(31)

 Rule 13a-14(a)/15d-14(a) Certifications

(31)(i)

Certification of  Tim Hunt

(31)(ii) Certification of Eunice R. Campbell

(32)

Section 1350 Certifications

(32)(i)

Certification of Tim Hunt

(32(ii) Certification of Eunice R. Campbell

___________________________

(1)

These items have either been omitted or are not applicable

(2)

Incorporated by reference to previous filing

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for professional services rendered by the Company’s principal accountant for the audit of the Company’s annual financial statements for the fiscal years ended December 31, 2004 and 2003 were $4,500 and $4,500 respectively.

Audit Related Fees

The Company incurred no fees during the last two fiscal years for assurance and related services by the Company’s principal accountant that were reasonably related to the performance of the audit of the Company’s financial statements.

Tax Fees

The Company incurred fees totaling $600 and $600 during the fiscal years ended December 31, 2004 and 2003, respectively, for professional services rendered by the Company’s principal accountant for tax compliance, tax advice and tax planning.

All Other Fees

The Company incurred fees totaling $4,500 and $4,500 during the fiscal years ended December 31, 2004 and 2003, respectively, for services rendered by the Company’s principal accountant relating to the preparation of quarterly financial statements for inclusion in the Company’s quarterly reports on Form 10QSB.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

METALINE MINING & LEASING COMPANY

/s/ Tim Hunt

By:

     Tim Hunt, President

     (Principal Executive Officer)

/s/ Eunice R. Campbell

By:

      Eunice R. Campbell, Secretary/Treasurer

     (Principal Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Tim Hunt

                                                                         4/14/05

TIM HUNT

Date

Director

/s/ Eunice R. Campbell

                                                                         4/14/05

EUNICE R. CAMPBELL

 Date

Director

/s/ William R. Green

                                                                         4/14/05

WILLIAM R. GREEN

Date

Director

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS – Not Applicable