Form 10QSB
period 2005-03-31
METALINE MINING & LEASING CO
filed 2005-05-20
CIK 65224

OMB APPROVAL
OMB Number: 3235-0416
Expires: January 31, 2007
Estimated average burden hours per response: 135

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE PERIOD ENDED MARCH 31, 2005

[  ] TRANSITION REPORT PURSUANT SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FROM  __________________ TO __________________

Metaline Mining & Leasing Company

(Name of small business issuer in its charter)

Washington	001-01428	91-0684860
(State or other jurisdiction of incorporation or organization)	Commission File No.	(I.R.S. Employer Identification Number)

1611 N. Molter Road, Ste. 201 Liberty Lake, WA	99019
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number:  (509) 892-5287

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.  Yes    X    No____

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date   15,000,000

Transitional Small Business Disclosure Format: Yes [   ]  No [ X ]

SEC 2334 (10-04)	Persons who potentially are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

METALINE MINING & LEASING COMPANY

FORM 10-QSB

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

PART I. - FINANCIAL INFORMATION

Item 1.   Financial Information

Metaline Mining & Leasing Company

Balance Sheets (Unaudited)

	March 31,	December 31,
	2005	2004

Assets

CURRENT ASSETS:
Cash	$ 846,377	$ 346,212
Temporary cash investments	151,691	151,216
Pending Stock Issuance Escrow Account	150,000	-
Total current assets	1,148,068	497,428

INVESTMENTS	20,552	20,552

MINING PROPERTIES	7,331	7,331

	$ 1,175,951	$ 525,311

Stockholders' Equity

STOCKHOLDERS' EQUITY:
Common stock – 15,000,000 shares, no par value, authorized;
15,000,000 and 7,277,934 shares issued and outstanding, respectively	$ 881,216	$ 379,282
Pending Stock Issuance (1,500,000 shares)	150,000	-
Accumulated other comprehensive income:
Unrealized gain, marketable securities	1,061	1,061
Retained earnings	143,674	144,968

	$ 1,175,951	$ 525,311

See accompanying notes to financial statements.

Metaline Mining & Leasing Company

Statements of Income (Unaudited)

	Three Months
	Ended March 31,
	2005	2004

INCOME:
Dividend and interest income	$ 1,850	$ 606

EXPENSES:
Professional fees	3,106	3,578
Advertising expense	-	1,000
Office expense	38	317
	3,144	4,895

LOSS BEFORE OTHER INCOME
AND FEDERAL INCOME TAX	(1,294)	(4,289)

OTHER INCOME:
Income from partnership interests	-	400

LOSS BEFORE FEDERAL INCOME TAX	(1,294)	(3,889)

PROVISION FOR FEDERAL INCOME TAX	-	-

NET LOSS	$ (1,294)	$ (3,889)

BASIC LOSS PER SHARE, based on
weighted average shares outstanding	NIL	NIL

See accompanying notes to financial statements.

Metaline Mining & Leasing Company

Statements of Cash Flows (Unaudited)

	Three Months Ended
	March 31,
	2005	2004

Increase (Decrease) in Cash and Cash Equivalents

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (1,294)	$ (3,889)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common stock	501,934	-
Pending sale of common stock	150,000	-
Net cash provided by financing activities	651,934	-

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	650,640	(3,889)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	497,428	512,840

CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 1,148,068	$ 508,951

See accompanying notes to financial statements.

Metaline Mining & Leasing Company

Note to Financial Statements

__________________________________________________________________________________

BASIS OF PRESENTATION:

The unaudited financial statements have been prepared by Metaline Mining & Leasing Company (the Company), pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such SEC rules and regulations.  These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004, which was filed April 18, 2005.  In the opinion of management of the Company, the foregoing statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 2005, and its results of operations for the three-month periods ended March 31, 2005 and 2004, and its cash flows for the three-month periods ended March 31, 2005 and 2004.  The interim results reflected in the foregoing financial statements are not considered indicative of the results expected for the full fiscal year.

Pending Stock Issuance:

On March 28, 2005, the Company completed a private placement of 1,500,000 special warrants at a price of $0.10 per special warrant.  Each special warrant shall automatically be converted into one share of the Company’s common stock upon the increase of the Company’s capitalization sufficient to permit the conversion of the warrants.  In the event that the special warrants have not been converted on or before July 30, 2005, the warrant holders may, but are not required to, rescind their purchase without penalty to the Company.  The Company received gross proceeds of $150,000 from the offering.

Item 2. Management’s Discussion and Analysis or Plan of Operation

Plan of Operation

The Company intends to engage in the exploration, development, and if warranted, the mining of properties containing silver, gold, and associated based metals.  The Company does not have an interest in any properties on which it intends to conduct mineral exploration.  The Company has engaged the services of consultants to assist in the identification of mineral properties for possible acquisition.

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

PART II OTHER INFORMATION

Items deleted are not applicable.

Item 5 Other Information

Directors, Executive Officers, Promoters and Control Persons

(a)

Identification of Directors

Set forth below is the name, age and length of service of the Company’s directors as of March 31, 2005:

Name (age)

Position

Length of Service

Tim Hunt (52)

Director

Since 2005

William R. Green (66)

Director

Since 1993

Eunice R. Campbell (60)

Director

1992 and since 1994

The directors are elected for a one-year term until their successors have been elected and qualified.  There are no arrangements or understandings between any of the directors and other persons pursuant to which such person was selected as a director.

(b)

Identification of Executive Officers

Set forth below is the name and length of service of the Company’s Executive Officers as of March 31, 2005:

Name (age)

Position

Length of Service

Tim Hunt (52)

President

Since March 2005

William R. Green (66)

President

April 2004 to March 2005

Vice President/Asst. Secretary

2005 and from 1994 to 2004

Eunice R. Campbell (60)

Secretary/Treasurer

Since 1992

Executive Officers are appointed to serve until the meting of the Board of Directors following the next annual meeting of shareholders and until their successors have been elected and qualified.  There are no arrangements or understandings between any of the directors, officers, and other persons pursuant to which such person was selected as an Executive Officer.

Set forth below is certain biographical information regarding each Director and Executive Officer of the Company.

Tim Hunt is a general partner of HFLP and is the founder and president of Spokane, Washington-based Huntwood Industries, the largest building products manufacturer in Eastern Washington with over 800 employees.  Mr. Hunt has significant experience in raising capital and negotiating private equity placements for numerous companies.

Dr. William R. Green – William R. Green is a mining engineer and geologist, and was a professor mining engineering at the University of Idaho from 1965 and 1983.  He has been actively involved in the mining business since 1963 and is currently an officer and director of Centram Exploration Ltd., Triband Enterprise Corp. and Petromin Resources Ltd., all Canadian public companies and was the President and a director of Mines Management, Inc., a U.S. public company from 1964 until 2003.

Eunice R. Campbell – Mrs. Campbell is a retired businesswoman.  Prior to her retirement in 1987, Mrs. Campbell was the owner of Spokane Guaranty Company, a stock transfer agency.

(a)

Identification of Certain Significant Employees

The Registrant has no employees.

(b)

Family Relationships

There is no family relationship between any Director, Executive Officers, or person nominated or chosen by the Registrant to become a Director or Executive Officer.

(c)

Involvement in Certain Legal Proceedings

No Director, or person nominated to become a Director or Executive Officer, has been involved in any of the enumerated events during the past five years.

Item 6.  Exhibits

(a)

Exhibits

31.1--Certification required by Rule 13a-14(a) or Rule 15d-14(a). Tim Hunt

31.2--Certification required by Rule 13a-14(a) or Rule 15d-14(a). Eunice Campbell

32.1--Certification required by Rule 13a-14(a) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002,  18 U.S.C. Section 1350, Tim Hunt

32.2--Certification required by Rule 13a-14(a) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002,  18 U.S.C. Section 1350, Eunice Campbell

SIGNATURES

In accordance with Section 13 or 15(d) of  the Exchange Act the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

METALINE MINING & LEASING COMPANY

/s/ Tim Hunt

BY:

DATE:  May 19, 2005

       TIM HUNT, PRESIDENT

/s/ Eunice R Campbell

BY:

DATE: May 19, 2005

EUNICE R. CAMPBELL, TREASURER and

        PRINCIPAL FINANCIAL OFFICER