Form 10QSB
period 2005-06-30
METALINE MINING & LEASING CO
filed 2005-08-22
CIK 65224

OMB APPROVAL
OMB Number: 3235-0416 Expires: January 31, 2007 Estimated average burden hours per response 135.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934    For the quarterly period ended June 30, 2005.

OR

[  ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934    From ________________ to ________________

HuntMountain Resources

(Exact name of registrant as specified in its charter)

Nevada	001-01428	68-0612191
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

1611 N. Molter Road, Ste. 201 Liberty Lake, Washington	99019
(Address of principal executive offices)	(Zip Code)

(509) 892-5287

(Registrant's telephone number, including area code)

                                    Metaline Mining & Leasing Company

(Former name, former address & former fiscal year, if changed since last report)

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

Transitional Small Business Disclosure Format (check one);

Yes _____    No     X

SEC 2334 (10-04)

Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the  form displays a currently valid OMB control number.

HUNTMOUNTAIN RESOURCES

FORM 10-QSB

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

PART I

Item 1.   Financial Information

HuntMountain Resources
(Formerly Metaline Mining & Leasing Company) Balance Sheet (Unaudited)	June 30, 2005

Assets

CURRENT ASSETS:
Cash and cash equivalents:
Cash	$ 4,788
Temporary cash investments	952,944
Pending Stock Issuance Escrow Account	150,189
Total current assets	1,107,921

INVESTMENTS	20,552

MINING PROPERTIES	7,331
$ 1,135,804

Liabilities and Stockholders’ Equity

CURRENT LIABILITIES:
Accounts payable	$ 13,000

STOCKHOLDERS’ EQUITY:
Common stock – 15,000,000 shares, no par value, authorized;	881,216
15,000,000 shares issued and outstanding
Pending Stock Issuance (1,500,000 shares)	150,000
Accumulated other comprehensive income:
Unrealized gain, marketable securities	1,061
Retained earnings	90,527
Total stockholders’ equity	1,122,804
$ 1,135,804

See accompanying note to financial statements.

HuntMountain Resources
(Formerly Metaline Mining & Leasing Company)
Statements of Income (Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004

INCOME:

Dividend and interest income	$ 4,522	$ 680	$ 6,371	$ 1,286

EXPENSES:

Professional fees	38,577	8,806	41,683	12,384
Advertising	-	-	-	1,000
Director’s fees	-	750	-	750
Office expense	19,492	615	19,529	932
	58,069	10,171	61,212	15,066

LOSS BEFORE OTHER INCOME	(53,547)	(9,491)	(54,841)	(13,780)

OTHER INCOME:
Income from partnership interests	400	-	400	400

NET LOSS	$(53,147)	$(9,491)	$(54,441)	$(13,380)

BASIC LOSS PER SHARE, based on weighted-
average shares outstanding	NIL	NIL	NIL	NIL

See accompanying note to financial statements.

HuntMountain Resources
(Formerly Metaline Mining & Leasing Company)
Statements of Cash Flows (Unaudited)

	Six Months
	Ended June 30,
	2005	2004

Increase (Decrease) in Cash and Cash Equivalents

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (54,441)	$ (13,380)
Adjustment to reconcile net loss to net cash
used in operating activities:
Increase in accounts payable	13,000	-
Net cash used in operating activities	(41,441)	(13,380)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common stock	501,934	-
Pending sale of common stock	150,000	-
Net cash provided by financing activities	651,934	-

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	610,493	(13,380)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	497,428	512,840

CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 1,107,921	$ 499,460

See accompanying note to financial statements.

HuntMountain Resources

(Formerly Metaline Mining & Leasing Company)

_________________________________________________________________________

Note to Financial Statements

BASIS OF PRESENTATION:

The unaudited financial statements have been prepared by HuntMountain Resources (the Company), pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such SEC rules and regulations. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004, which was filed April 18, 2005. In the opinion of management of the Company, the foregoing statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 2005, and its results of operations for the three month and six month periods ended June 30, 2005 and 2004, and its cash flows for the six-month periods ended June 30, 2005 and 2004. The interim results reflected in the foregoing financial statements are not considered indicative of the results expected for the full fiscal year.

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

Item 2. Management’s Discussion and Analysis or Plan of Operation

Plan of Operation

The Company intends to engage in the exploration, development, and if warranted, the mining of properties containing silver, gold, and associated based metals and other opportunities within the mineral industry throughout North and South America. At this time the Company does not have an interest in any properties on which it intends to conduct mineral exploration.  The Company has engaged the services of consultants to assist in the identification of mineral properties for possible acquisition.

We currently have two full-time employees. We anticipate utilizing the services of consultants to accomplish our plan of operation in the near term.  We currently have sufficient resources to meet our financial obligations for the next twelve months.

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

PART II OTHER INFORMATION

Items deleted are not applicable.

Item 4. Submission of matters to a vote of Security Holders

This information is incorporated by reference to our Current Report of Form 8K filed on August 5, 2005.

Item 5. Other Information

A press release dated August 19, 2005 announcing that the Company’s Common Stock has been assigned the new symbol “HNTM” for trading on the OTC Bulletin Board of the NASDAQ Stock Market and that the company has lunched its updated website, www.HuntMountain.com is attached as Exhibit 99.1.  HuntMountain shares began trading under the new symbol effective Friday, August 19th, 2005.

Item 6.  Exhibits

31.1--Certification required by Rule 13a-14(a) or Rule 15d-14(a). Tim Hunt

31.2--Certification required by Rule 13a-14(a) or Rule 15d-14(a). Randal Hardy

32.1--Certification required by Rule 13a-14(a) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002,  18 U.S.C. Section 1350, Tim Hunt

32.2--Certification required by Rule 13a-14(a) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002,  18 U.S.C. Section 1350, Randal Hardy

99   --News release

SIGNATURES

In accordance with Section 13 or 15(d) of  the Exchange Act the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUNTMOUNTAIN RESOURCES

/s/ Tim Hunt

BY:

DATE:  August 19, 2005

       TIM HUNT, PRESIDENT

/s/ Randal Hardy

BY:

DATE: August 19, 2005

RANDAL HARDY, CHIEF FINANCIAL OFFICER