Form 10QSB
period 2005-09-30
HuntMountain Resources
filed 2005-11-14
CIK 65224

OMB APPROVAL
OMB Number: 3235-0416 Expires: January 31, 2007 Estimated average burden hours per response 135.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934For the quarterly period ended September 30, 2005.

OR

[  ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934From ________________ to ________________

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.  Yes [X]  No[  ]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act.)

[ ] Yes [X] No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date   16,500,000

Transitional Small Business Disclosure Format (check one);  Yes [  ]    No [X]

SEC 2334 (10-04)

Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

HUNTMOUNTAIN RESOURCES

FORM 10-QSB

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

PART I

Item 1.   Financial Information

HuntMountain Resources
(Formerly Metaline Mining & Leasing Company)
A Development-Stage Enterprise
Balance Sheet (Unaudited)
30-Sep-2005
Assets
CURRENT ASSETS:
Cash and Cash Equivalents:
Cash	$ 23,844
Short Term Cash Investments	983,177
Total Current Assets	1,007,021
INVESTMENTS	29,284
EQUIPMENT, NET OF DEPRECIATION	3,865

TOTAL ASSETS	$ 1,040,170
Liabilities and Stockholders’ Equity
CURRENT LIABILITIES:
Accounts payable	$ 26,821

STOCKHOLDERS’ EQUITY:
Common Stock – 300,000,000 Shares, $.001 par value, Authorized;	16,500
16,500,000 Shares Issued and Outstanding
Additional Paid In Capital	1,019,616
Accumulated Other Comprehensive Income:	2,462
Unrealized Gain, Marketable Investments
Deficit Accumulated During the Development Stage	(115,757)
Retained Earnings	90,527
Total Stockholders’ Equity	1,013,349

TOTAL LIABILITIES AND EQUITY	$ 1,040,170
See accompanying note to financial statements.

HuntMountain Resources
(Formerly Metaline Mining & Leasing Company)
A Development-Stage Enterprise
Statements of Income (Unaudited)
					From Inception of
					Development Stage
	Three Months		Nine Months		July 1, 2005 through
	Ended September 30,		Ended September 30,		September 30,
	2005	2004	2005	2004	2005

INCOME:
Dividend and interest income	$ 5,044	$ 850	$ 11,415	$ 2,136	$ 5,044

EXPENSES:
Professional Fees	34,230	2,800	75,913	15,184	34,230
Marketing	2,287		2,287	1,000	2,287
Director’s Fees	-		-	750	-
Travel Expenses	6,752		6,752		6,752
Administrative and Office Expenses	26,870	356	46,399	1,288	26,870
Payroll Expenses	45,891		45,891		45,891
Stock Option Compensation Expense	4,000		4,000		4,000
Stock Options Issued for Services	900		900		900
Depreciation Expense	351		351		351
	121,281	3,156	182,493	18,222	121,281

(LOSS) BEFORE OTHER INCOME	(116,237)	(2,306)	(171,078)	(16,086)	(116,237)

OTHER INCOME:
Income from Partnership Interests	480	-	880	400	480

NET (LOSS)	$ (115,757)	$ (2,306)	$ (170,198)	$(15,686)	$ (115,757)

BASIC (LOSS) PER SHARE, based on
Weighted-Average Shares Outstanding	(0.01)	NIL	(0.01)	NIL
WEIGHTED-AVERAGE SHARES OUTSTANDING	15,750,000		15,236,842
See accompanying note to financial statements.

HuntMountain Resources
(Formerly Metaline Mining & Leasing Company)
A Development-Stage Enterprise
Statements of Cash Flows (Unaudited)
			From Inception
			of Development Stage
	Nine Months		July 1, 2005 through
	Ended September 30,		September 30,
	2005	2004	2005
Increase (Decrease) in Cash and Cash Equivalents
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$ (170,197)	$ (15,686)	$ (115,757)
Adjustments to reconcile net loss to net cash
used in operating activities
Depreciation	351		351
Stock Option Compensation Expense	4,000		4,000
Common Stock Issued for Services	900		900
Decrease in Income Tax Receivable		1,200
Increase in Accounts Payable	26,821	-	13,822
Net Cash Provided / (Used) by Operating Activities	(138,125)	(14,486)	(96,684)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Equipment	(4,216)	-	(4,216)
Net Cash Provided / (Used) by Investing Activities	(4,216)	-	(4,216)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Sales of Common Stock	651,934	-	-
Net Cash Provided / (Used) by Financing Activities	651,934	-	-

NET INCREASE / (DECREASE) IN CASH AND CASH EQUIVALENTS	509,593	(14,486)	(100,900)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	497,428	512,840	1,107,921

CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 1,007,021	$ 498,354	$ 1,007,021

See accompanying note to financial statements.

HuntMountain Resources

(Formerly Metaline Mining & Leasing Company)

_________________________________________________________________________

Notes to Financial Statements

BASIS OF PRESENTATION:

The unaudited financial statements have been prepared by HuntMountain Resources (the Company), pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such SEC rules and regulations. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004, which was filed April 18, 2005. In the opinion of the management of the Company, the foregoing statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 2005, and its results of operations for the nine-month periods ended September 30, 2005 and 2004, and its cash flows for the nine-month periods ended September 30, 2005 and 2004. The interim results reflected in the foregoing financial statements are not considered indicative of the results expected for the full fiscal year.

Results of Annual Shareholder’s Meeting:

At the Company’s Annual Meeting, held on August 1, 2005, shareholders approved the merger of Metaline Mining and Leasing Company with and into its wholly-owned subsidiary, HuntMountain Resources.  The Company’s 2005 Stock Plan was also unanimously approved by the shareholders at the Annual Meeting.  This plan permits the granting of up to 3,000,000 nonqualified stock options, incentive stock options and restricted shares of common stock to employees, directors and consultants.  As of September 30, 2005, 40,000 Stock Options have been granted to consultants and employees under this Plan.

Private Placement Stock Issuance:

On March 28, 2005, the Company completed a private placement of 1,500,000 special warrants at a price of $0.10 per special warrant. Each special warrant was to be automatically be converted into one share of the Company’s common stock upon the increase of the Company’s capitalization sufficient to permit the conversion of the warrants. In the event that the special warrants had not been converted on or before July 30, 2005, the warrant holders may have, but were not required to, rescind their purchase without penalty to the Company. The Company received gross proceeds of $150,000 from the offering.  As of August 29, 2005, all purchasers have elected to not rescind their purchases, and the Special Warrants have been converted to 1,500,000 shares of Common Stock and the special warrants have been cancelled.  The $150,000 proceeds of the private placement, which the company had segregated into an escrow account, have now been released to the Company.

Stockholders’ Equity:

The Stockholders’ Equity section of the Company’s Balance Sheet has been adjusted to reflect the par value of the issued and outstanding Common Stock of the Company.  Equity has been re-classified from Common Stock to Additional Paid-In Capital, leaving the Common Stock entry to reflect the Company’s par value of its 16,500,000 issued and outstanding shares of Common Stock.  This re-classification has no impact on total stockholders’ equity.

Warrants Outstanding:

Prior to this quarter, the Company issued warrants in conjunction with a transaction wherein the Company agreed to sell 7,722,066 shares of Common Stock to an entity controlled by the President and Chairman of the Board of the Company.  These warrants to purchase an additional 15,444,132 shares of Common Stock at a price of $0.065 per share are still outstanding as of September 30, 2005.

Item 2. Management’s Discussion and Analysis and Plan of Operation

Three Months Ended September 30, 2005

We had no revenues from operations during the recently completed quarter. Our only income has been derived from interest on our cash and temporary cash investments. Interest income for the three-month period ended September 30, 2005 increased from $850 to $5,044 for the same period ended September 30, 2004. This increase is due to the fact that the Company had $509,000 more cash on hand during the quarter ended September 30, 2005 than during the same period ended September 30, 2004 due primarily to an increase of cash and cash equivalents from funds received from a stock purchase and a private placement. We had a net loss of $115,757 during the three-month period ended September 30, 2005. This compares to net loss of $2,306 during the three-month period ended September 30, 2004. The increase in our net loss was due to the increased level of activity in the company.  During the three-month period ended September 30, 2005, we had significantly higher expenses than during the three-month period ended September 30, 2004.  These expenses were primarily related to the establishment of a corporate office, payroll, and consultants and other professional fees related to the merger with Metaline Mining & Leasing Company and the evaluation of potential exploration properties. We anticipate continuing net losses until such time as we acquire and sufficiently develop properties for production or subsequent acquisition by another company. Our ongoing expenses consist of payroll, accounting, legal, and consulting expenses related to complying with reporting requirements of the Securities Exchange Act of 1934 and the expenses incurred in the search for exploration properties that meet our acquisition criteria.

Nine Months Ended September 30, 2005

We had no revenues from operations during the nine months ended September 30, 2005. Our only income has been derived from interest on our cash and temporary cash investments. Interest income for the nine-month period ended September 30, 2005 increased from $2,136 to $11,415 for the same period ended September 30, 2004. This increase is due to an increase in cash and cash equivalents resulting from funds received from a stock purchase and a private placement. We had a net loss of $170,198 during the nine-month period ended September 30, 2005. This compares to net loss of $15,686 during the nine-month period ended September 30, 2004. The increase in our net loss was due to the increased level of activity in the company.  During the nine-month period ended September 30, 2005, we had significantly higher expenses than during the nine-month period ended September 30, 2004.  These expenses were primarily related to the establishment of a corporate office, payroll, and consultants and other professional fees related to the merger with Metaline Mining & Leasing Company and the evaluation of potential exploration properties. We anticipate continuing net losses until such time as we acquire and sufficiently develop properties for production or subsequent acquisition by another company. Our ongoing expenses consist of payroll, accounting, legal, and consulting expenses related to complying with reporting requirements of the Securities Exchange Act of 1934 and the expenses incurred in the search for exploration properties that meet our acquisition criteria.

Plan of Operation

The Company intends to engage in the exploration, development, and if warranted, the mining of properties containing silver, gold, and associated based metals and other opportunities within the mineral industry throughout North and South America. At this time the Company does not have an interest in any properties on which it intends to conduct mineral exploration.  The Company is actively evaluating properties in order to identify projects that meet the Company’s acquisition criteria.  The Company has engaged the services of consultants to assist in the identification of mineral properties for possible acquisition.

The Company currently has two full-time employees. We anticipate utilizing the services of consultants to accomplish our plan of operation in the near term.  We currently have sufficient resources to meet our financial obligations for the next twelve months.

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

Item 5. Other Information

A press release dated August 19, 2005 announced that the Company’s Common Stock has been assigned the new symbol “HNTM” for trading on the OTC Bulletin Board of the NASDAQ Stock Market and that the company has lunched its updated website, www.HuntMountain.com.  HuntMountain shares began trading under the new symbol effective Friday, August 19th, 2005.

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

HUNTMOUNTAIN RESOURCES

/s/ Tim Hunt

BY:

DATE:  November 14, 2005

       TIM HUNT, PRESIDENT

/s/ Randal L. Hardy

BY:

DATE: November 14, 2005

RANDAL L. HARDY, CHIEF FINANCIAL OFFICER