Form 10KSB
period 2005-12-31
HuntMountain Resources
filed 2006-03-31
CIK 65224

OMB APPROVAL
OMB Number: 3235-0420
Expires: March 31, 2007
Estimated average burden hours per response: 1646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

 [  ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FROM                          TO

HuntMountain Resources

(Name of small business issuer in its charter)

Nevada	001-01428	68-0612191
(State or other jurisdiction of incorporation or organization)	Commission File No.	(I.R.S. Employer Identification Number)

1611 N. Molter Road, Suite 201 Liberty Lake, WA	99019
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number:  509-892-5287

Securities registered under Section 12(b) of the Exchange Act:   none

Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $0.001 per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES [X]  NO [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  YES [  ]  NO [X]

State issuer’s revenues for its most recent fiscal year.  $

18,085

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within 60 days.  (See definition of affiliate in Rule 12b-2 of the Exchange Act.) [Amended in release No. 33-7419 (¶85,938), effective June 13, 1997, 62 F.R. 26387.] $2,661,294 based upon the average bid and asked price of $0.40 per share on March 15, 2006.

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

      16,500,000 as of March 15, 2006

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

Transitional Small Business Disclosure Format: Yes [   ]  No [ X ]

SEC 2337 (9-05)	Persons who potentially are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

i

TABLE OF CONTENTS

PART I

1

ITEM 1.

DESCRIPTION OF BUSINESS

1

ITEM 2.

DESCRIPTION OF PROPERTY

6

ITEM 3.

LEGAL PROCEEDINGS

7

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

7

PART II

7

ITEM 5.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER

MATTERS

7

ITEM 6.

MANAGEMENT'S DISCUSSION & ANALYSIS AND PLAN OF

OPERATION

10

ITEM 7.

 FINANCIAL STATEMENTS

11

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

ON ACCOUNTING AND FINANCIAL DISCLOSURE

23

ITEM 8A.

CONTROLS AND PROCEDURES

23

ITEM 8B. OTHER INFORMATION.

23

PART III

24

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS,  PROMOTERS AND CONTROL

PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

24

ITEM 10.

EXECUTIVE COMPENSATION

26

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

MANAGEMENT

27

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

28

ITEM 13.

EXHIBITS

30

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

31

SIGNATURES

32

i

PART I

ITEM 1.

DESCRIPTION OF BUSINESS

(a)

Business Development

The predecessor company to the Registrant, Metaline Mining and Leasing Company (MMLC) was incorporated in the State of Washington in 1927.  Historically, MMLC was engaged in the mineral exploration business.  The Company was dormant for a number of years during which time management did not think that the business climate for successfully financing mineral exploration was a viable option. In 2005, given the increase in precious metals prices and a more favorable environment for financing mineral exploration the Company embarked on a business plan to again become active in mineral exploration. In March 2005 the Company completed two private placements with net proceeds to the Company of approximately $650,000.  In April, 2005, management contracted with two consultants to assist the Company in identifying and evaluating mineral exploration properties.  In August, 2005, the shareholders of the Company voted to merge MMLC with and into a wholly-owned subsidiary, HuntMountain Resources.  As a result, HuntMountain Resources was the surviving entity.  The stock symbol was changed to ‘HNTM’ and currently trades on the Over the Counter Bulletin Board (OTC-BB) market.  The Registrant continues to identify and evaluate mineral exploration properties.  In February 2006, the Company contracted with an Argentine geologist to act as the Company’s General Manager – Argentina in their pursuit of exploration properties in Argentina and elsewhere in South America.  In March 2006, the Company acquired interests in exploration properties in Pershing County, Nevada and the Santa Cruz province of Argentina.

(b)

Business of Issuer

The Company is engaged in the business of acquiring, exploring and developing mineral properties, primarily those containing precious and associated base metals. At the present time the Company has leased one prospective property in the state of Nevada and has acquired the mineral exploration rights to three property positions in the Santa Cruz Province of Argentina. The Company is currently evaluating other properties in North and South America.  The Registrant has hired employees and contracted with consultants to continue in the acquisition and evaluation of mineral exploration properties

Competition

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

Employees

At the end of 2005, the Company had three employees. These employees, located in Liberty Lake, Washington, are responsible for the management and oversight of our exploration, administration, and marketing activities.  The Company’s employees are not subject to a union labor contract or a collective bargaining agreement.  For the foreseeable future the Company intends to supplement its workforce by utilizing the services of consultants in its business operations.

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

Available Information

HuntMountain Resources is a Nevada corporation, with our principal executive offices located at 1611 N. Molter Road, Suite 201, Liberty Lake, Washington 99019. Our telephone number is (509) 892-5287. Our web site address is www.huntmountain.com.  Copies of our annual, quarterly and recent reports and amendments to these reports are available on our website free of charge. Our Code of Business Conduct and Ethics for Directors, Officers and Employees is also available on the website free of charge. We will provide copies of these materials to shareholders upon request using the above-listed contact information, directed to the attention of Mr. Steve Taylor.

We have included the CEO and CFO certifications regarding our public disclosure required by Section 302 of the Sarbanes-Oxley Act of 2002 as Exhibits 31-1 and 31.2 to this report.

Risk Factors

The following risk factors together with other information set forth in this Form 10-KSB, should be carefully considered by current and future investors in the Company’s securities.

Earnings and Minimal Assets

The Company has had no earnings from operations. The Company has approximately $900,000 in cash and cash equivalent investments as of the end of 2005.  In March 2006, the Company signed a Lease, with an option to purchase, of the mineral rights on a property in Pershing County Nevada – the Dun Glen property and acquired the mineral exploration rights to three property positions in the Santa Cruz Province of Argentina.  The Company has no other significant assets or financial resources.  As a mineral exploration company, the Company will sustain operating expenses without corresponding revenues.  This will result in the Company incurring net operating losses that will increase continuously until the Company can bring a property into production or lease, joint venture or sell any property it may acquire.

Exploration Properties

As of December 31, 2005, the Company had no interest in any properties on which to conduct mineral exploration.  As of March 2006, the Company signed a Lease, with an option to purchase, of the mineral rights on a property in Pershing County in the state of Nevada known as the Dun Glen property and acquired the mineral exploration rights to three property positions in the Santa Cruz Province of Argentina.  The Company plans an initial exploration program at the Dun Glen Project that will include detailed geologic mapping and geochemical soil sampling.  An exploration program on the Santa Cruz properties is currently being developed. The Company has currently identified no precious metal resource on any of its properties.

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

Fluctuations in the Market Price of Minerals

The profitability of mining operations is directly related to the market price of the metals being mined.  The market price of precious and base metals such as gold, silver, and copper fluctuate widely and is affected by numerous factors beyond the control of any exploration or mining company.  These factors include expectations with respect to the rate of inflation, the exchange rates of the dollar and other currencies, interest rates, global or regional political, economic or banking crises, and a number of other factors.  If the market prices of the mineral commodities the Company plans to explore decline, this will have a negative effect on the availability of financing for the Company. The volatility in metals prices is illustrated by looking at the prices during the five-year period ending December 31, 2005.  During this period, the low and high gold prices on the London PM Fix were $255.95 and $536.50 per ounce, respectively, with a five-year average price of $359.72.  During the same time period, the silver price on the London Fix fluctuated from $4.065 to $9.225 per ounce, with a five-year average price of $5.566.

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

Our Exploration Programs May Not Result in a Commercial Mining Operation

Mineral exploration and development involve significant risks because few properties that are explored contain mineral bodies that would be commercially economic to develop into producing mines.

We May Not Have Sufficient Funds to Complete Further Exploration Programs

We have limited financial resources, do not generate operating revenue, and must finance our exploration activity by other means.  We do not know whether additional funding will be available for further exploration of our projects.  If we fail to obtain additional financing, we may have to delay or cancel further exploration of our properties and we could lose all of our interest in our properties.

We Would Need Additional Funds to Develop Any Mineral Deposits for Commercial Production

If our exploration programs successfully locate an economic ore body, additional funds will be required to place it into commercial production.  Substantial expenditures would be required to establish ore reserves through drilling, to develop metallurgical processes to extract the metals from the ore, and to construct the mining and processing facilities at any site chosen for mining.  We do not know whether additional financing will be available at all or on acceptable terms.  If additional financing is not available, we may have to postpone the development of, or sell, the property.

Factors Beyond Our Control May Determine Whether Any Mineral Deposits We Discover Are Sufficiently Economic To Be Developed Into A Mine

The determination of whether mineral deposits are economic is affected by numerous factors beyond our control.  These factors include market fluctuations for precious metals, the proximity and capacity of natural resource markets and processing equipment, and government regulations related to prices, taxes, royalties, land tenure, land use, importing and exporting of minerals and environmental protection.

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

Mineral Exploration And Mining Activities Require Compliance With A Broad Range Of Laws And Regulations - Violation Of Which Can Be Costly

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

We Face Industry Competition for The Acquisition Of Mining Properties And The Recruitment And Retention Of Qualified Personnel

We compete with other mineral exploration and mining companies, many of which have greater financial resources than us, or are further in their development, for the acquisition of mineral claims, leases and other mineral interests as well as for the recruitment and retention of qualified employees and other personnel.  If we require, but are unsuccessful in acquiring, additional mineral properties or personnel, we will not be able to grow at the rate we desire, or at all.

Future Sales of Our Common Stock May Adversely Affect Our Stock Price and Our Financing Needs May Have a Dilutive Impact on Our Stockholders

Sales of a substantial number of our shares of common stock in the public market, or the perception that these sales could occur, could substantially decrease the market price of our common stock.  Substantially all of the shares of our common stock held by our affiliates are available for resale in the U.S. public market in compliance with Rule 144 under the United States Securities Act of 1933, as amended (the "1933 Act").  As restrictions on resale end, the market price of our common stock could drop significantly if the holders of these shares sell them or are perceived by the market as intending to sell them.  We make no prediction as to the effect, if any, that future sales of common stock, or the availability of common stock for future sale, will have on the market price of our common stock prevailing from time to time.  If we are unable to enter into a credit facility, we may be required to raise additional capital by other means, including additional issuances of equity securities, which may have a dilutive effect on our existing stockholders.

Our Common Stock May Have a Limited Public Market

Our Shares of common stock have a limited public market.  Although the shares are currently traded on the OTC Bulletin Board in the United States, we cannot assure that an active and liquid trading market will develop for our shares.  Such a failure may have a material adverse impact on the market price of the shares and the ability of a purchaser to dispose of the shares in a timely manner or at all.

Some Directors And Officers May Have Conflicts Of Interest As A Result Of Their Involvement With Other Natural Resource Companies

Some of our directors and officers may be directors or officers of other natural resource or mining-related companies.  These associations may give rise to conflicts of interest from time to time.  As a result of these conflicts of interest, we may miss the opportunity to participate in certain transactions, which may have a material, adverse effect on our financial position.

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

ITEM 2.

DESCRIPTION OF PROPERTY

Dun Glen Gold Project

In March 2006, the Company acquired an interest in an exploration property in the state of Nevada called the Dun Glen property.  The Dun Glen Gold Project is located in northern Pershing County, Nevada and lies approximately 25 miles southwest of Winnemucca and 21 miles north of the Florida Canyon Mine.  The project area consists of approximately 1,700 acres of unpatented lode mining claims within the Sierra Mining District, an area with historic published production of at least 250,000 ounces of gold from both lode and placer sources.  The property encompasses a high-grade gold-bearing structural corridor over 10,000 feet long and is surrounded by extensive historic placer mines and occurrences. Varying levels of gold production occurred at a number of small underground mines that lie within the project area between 1862-1880, throughout the early 20th century, and the 1930’s.  The Company plans an initial exploration program at the Dun Glen Project that will include detailed geologic mapping and geochemical soil sampling.  The Company has identified gold occurrences on the surface of the property, but has not yet identified any precious metal resources on the property.

Santa Cruz, Argentina Properties

In March 2006 the Company was granted exclusive rights to explore three land positions, or exploration concessions called “Cateos,” in Santa Cruz province of Argentina and to retain 100% interest in any mineral deposit found within.  The “El Alazan” and “El Overo” properties form a contiguous land block located 220 kilometers NW of the port town of Puerto San Julian and 100 kilometers North of the town of Gobernador Gregores.  The El Alazan cateo covers a 9.96 square kilometer area, while the El Overo cateo, which borders El Alazan to the south, covers 9.84 square kilometers. To date, there has been no known historic precious metal exploration conducted on these two properties. However, they are located adjacent to several known gold and silver occurrences. The company plans to conduct a preliminary exploration program consisting of geological mapping and surface geochemical sampling before the Argentine winter season.  The “El Gateado” property consists of a single cateo totaling 10 square kilometers. It is located 160 kilometers NW of Puerto San Julian and 120 kilometers NE of Gobernador Gregores. The company has identified a surface gold occurrence on El Gateado but has not yet established a precious metal resource. Before the end of this field season (June 1, 2006), the company plans to conduct geologic mapping, surface outcrop sampling and trenching of known gold bearing exposures.

Other Company Property

The Company has leased office space in a building owned by a partnership controlled by the president, and major shareholder, of the Company.  The Company has a 10-year lease through June 2015 and pays a market rate for the leased space.

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

PART II

ITEM 5.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)

Market Information

The Common Stock of the Company is traded in the over the counter market on the NASD Bulletin Board under the symbol “HNTM”.  The shares were listed for trading during the third quarter of 2005.  From 2002 until that time, the shares had been traded in the over the counter market on the NASD Bulletin Board under the symbol “MMLC”.  The following table shows the high and low closing sales prices for the Common Stock for each quarter since January 1, 2004.  The quote data was obtained through Quotemedia.com. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

High Closing

Low Closing

Year Ended 12/31/04

First Quarter

.10

.03

Second Quarter

.08

.045

Third Quarter

.05

.04

Fourth Quarter

.12

.04

Year Ended 12/31/05

First Quarter

.16

.09

Second Quarter

.40

.20

Third Quarter

.43

.31

Fourth Quarter

.32

.23

(b)

Holders

There are approximately 1,560 holders of the Registrant's common equity at the date hereof.

(c)

Dividends

To the management's knowledge, the Registrant has never paid a dividend.  There is no plan to pay dividends for the foreseeable future.

(d)

Securities Authorized for Issuance Under Equity Compensation Plans

The Board of Directors has adopted and the shareholders have approved a Stock Option Plan (“Plan”). The purpose of the Plan is to give the Company greater ability to attract, retain, and motivate its officers and key employees and  is intended to provide the Company with the ability to provide incentives more directly linked to the success of the Company's business and increases in Shareholder value.

Options that may be issued pursuant to the Plan may be either incentive stock options (ISO’s) for employees (pursuant to Internal Revenue code § 422) or non qualified Stock options (NSO’s).  In general, ISO’s have favorable tax consequences to employees.  Assuming that shares are purchased and held for the requisite period, employees will be taxed at the capital gain rates on sale of shares received under the plan. The time at which taxes must be paid on exercise of an ISO is deferred until sale of the underlying shares. The following is a list of some of the characteristics of ISO’s:

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

•

Restrictions on Amounts for Vesting: not more than $100,000 of stock can vest in any calendar year (determined at the date of grant); and

•

Holding:  if stock is sold within 1 year of exercise or 2 years of date of grant, option will be taxed much like a NSO.

The maximum number of shares available for issue pursuant to the stock option plan adopted by the Company is currently set at 3,000,000 shares. At March 15, 2006, there were 410,000 options granted pursuant to the Plan.

Securities Authorized for Issuance Under Equity Compensation Plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1) (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by shareholders	3,000,000	$0.258	-0-
Equity compensation plans not approved by shareholders	-0-	-0-	-0-
Total	3,000,000	$0.258	-0-

In addition to any equity compensation plans, the Hunt Family Limited Partnership has warrants to acquire 15,444,132 shares of the Company’s common stock at a price of $0.065 per share, exercisable for a period of 5 years beginning March 23, 2005.

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

The option exercise price for Incentive Stock Options may be no less than the fair market value on the date of grant of the Option, except that the exercise price for any ten percent (10%) shareholder must be 110% of the fair market value on the date of grant.  The option price for the NSO’s is the lowest allowable price under applicable law.

(e)

Unregistered Sales

On March 23, 2005 the Company entered into a Stock Purchase Agreement with the Hunt Family Limited Partnership, a Washington Limited Partnership (“HFLP”). Pursuant to the terms of the Agreement HFLP purchased 7,722,066 shares of Metaline common stock or 51.48% of the total authorized shares of Metaline.  The purchase price of the shares was $0.065 per share which resulted in gross proceeds of $501,934.29 to the Company. In addition HFLP was granted warrants, exercisable for a period of 5 years, for the purchase of an additional 15,444,132 shares of Metaline common stock at a price of $0.065 per share, if and when the capitalization of the Company were increased.  On August 1, 2005, the shareholders approved the merger of Metaline Mining and Leasing Company with and into HuntMountain Resources.  Effective with this merger, the Company’s capitalization was increased to three hundred million (300,000,000) shares of $0.001 par value Common Stock authorized.  There was no commission paid, directly or indirectly, to any person in conjunction with the Stock Purchase Agreement. The sale was made pursuant to a Section 4(2) exemption from registration under the Securities Act of 1933.

On March 28, 2005 the Company completed a private placement of 1,500,000 special warrants at a price of $0.10 per special warrant.  Each special warrant was automatically converted into one share of the Company’s common stock upon the increase of the Company’s capitalization sufficient to permit the conversion of the warrants which occurred.  In the event that the special warrants had not been converted on or before July 30, 2005, the warrant holders may have, but were not required to, rescind their purchase without penalty to the Company. All Special Warrants were converted into one share each of the Company’s common stock in August 2005.  The private placement was made pursuant to a Regulation D Rule 506 exemption from registration under the Securities Act of 1933, as amended. The special warrants were offered and sold to a total of six investors, all of whom were accredited investors. There was no commission paid, directly or indirectly, to any person in conjunction with the sale of the special warrants. The Company received gross proceeds of $150,000 from the offering.

ITEM 6.

MANAGEMENT'S DISCUSSION & ANALYSIS AND PLAN OF OPERATION

The Company intends to engage in the exploration, development, and if warranted, the mining of properties containing gold, silver, and associated base metals.  As of December 31, 2005, the Company had no interest in any properties.

In March 2006, the Company acquired interest in properties in Nevada and Argentina on which it intends to conduct mineral exploration..  In Nevada, the Company is developing an exploration program on its Dun Glen Gold Project expected to include geological reconnaissance, mapping, and surface sampling for the purpose of drill target identification to be followed by a two-phase drilling program to identify and delineate precious metal resources on the property.

In Argentina, the Company plans to conduct geologic mapping, surface outcrop sampling and trenching of known gold bearing exposures before the end of this field season (June 1, 2006),

While specific exploration budgets have not yet been developed, the Company believes it has adequate financial resources to conduct the initial exploration programs. Depending upon the results of these exploration programs, the Company may be required to raise additional capital during the next twelve months. The amount and source of capital that may be required is unknown at this time.

Additionally, the Company has engaged the services of several consultants to assist in the identification of mineral properties for possible acquisition. One of these consultants is acting as the Company’s General Manager – Argentina and is assisting the Company in the identification of mineral properties in Argentina, and potentially elsewhere in South America, for possible acquisition and exploration.

The Company also continues to evaluate exploration and advanced stage precious metal properties for acquisition throughout North and South America, including the Great Basin of the southwest United States, Canada, Alaska, and Argentina.  For the foreseeable future the Company anticipates that it will continue to utilize the services of consultants in addition to its own employees, to carry out its business.

ITEM 7.

 FINANCIAL STATEMENTS

HUNTMOUNTAIN RESOURCES

AND SUBSIDIARY

(Formerly Metaline Mining & Leasing Company)

(A Development Stage Enterprise)

Consolidated Financial Statements and Independent Auditors’ Report

December 31, 2005 and 2004

HuntMoutain Resources and Subsidiary

(Formerly Metaline Mining & Leasing Company)

(A Development Stage Enterprise)

Contents

Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

13

CONSOLIDATED FINANCIAL STATEMENTS:

Consolidated balance sheets

14

Consolidated statements of income

15

Consolidated statements of stockholders’ equity

16

Consolidated statements of cash flows

17

Notes to consolidated financial statements

18-22

LeMASTER & DANIELS PLLC

SPOKANE
COLFAX
GRANDVIEW
MOSES LAKE
OMAK
OTHELLO
QUINCY
TRI-CITIES
WALLA WALLA
WENATCHEE
YAKIMA
BOISE

ACCOUNTING AND CONSULTING SERVICES

MEMBER OF McGLADREY NETWORK

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
HuntMountain Resources and Subsidiary
Spokane, Washington

We have audited the accompanying consolidated balance sheets of HuntMountain Resources and Subsidiary as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended and for the period from inception of the development stage (July 1, 2005) through December 31, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HuntMountain Resources and Subsidiary as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the years then ended and for the period from inception of the development stage (July 1, 2005) through December 31, 2005, in conformity with U.S. generally accepted accounting principles.

LeMaster & Daniels PLLC

Spokane, Washington
March 8, 2006

HuntMountain Resources and Subsidiary
(Formerly Metaline Mining & Leasing Company)
(A Development Stage Enterprise)

Consolidated Balance Sheets

	December 31,
	2005	2004
Assets

CURRENT ASSETS:
Cash and Cash Equivalents:
Cash	$ 18,467	$ 346,212
Short-Term Cash Investments	882,695	151,216
Total Cash and Cash Equivalents	901,162	497,428

PREPAID ASSETS	19,739	-
Total Current Assets	920,901	497,428

INVESTMENTS	29,284	27,883

EQUIPMENT:
Office Equipment	4,216	-
Less Accumulated Depreciation	702	-
	3,514	-
TOTAL ASSETS	$ 953,699	$ 525,311

Liabilities and Stockholders’ Equity

CURRENT LIABILITIES:
Trade Accounts Payable	$ 3,500	$ -
Accrued Wages and Related Taxes	8,981	-
Total Current Liabilities	12,481	-

STOCKHOLDERS’ EQUITY:
Common Stock – 300,000,000 Shares, $0.001 Par Value and No
Par Value, Respectively, Authorized; 16,500,000 and
7,277,934 Shares Issued and Outstanding, Respectively	16,500	379,282
Preferred Stock - 10,000,000 Shares, $0.001 Par Value, Authorized;
-0- Shares Issued and Outstanding	-	-
Additional Paid-In Capital	1,019,616	-
Retained Earnings	90,527	144,968
Deficit Accumulated During the Development Stage	(187,887)	-
Accumulated Other Comprehensive Income	2,462	1,061
Total Stockholders’ Equity	941,218	525,311
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 953,699	$ 525,311

See accompanying notes to consolidated financial statements.

HuntMountain Resources and Subsidiary
(Formerly Metaline Mining & Leasing Company)
(A Development Stage Enterprise)

Consolidated Statements of Income

			From Inception
			of Development Stage
	Years Ended December 31,		July 1, 2005 through
	2005	2004	December 31, 2005

INCOME:
Dividend and Interest Income	$ 18,085	$ 3,567	$ 11,714

EXPENSES:
Professional Fees	80,648	15,732	46,564
Marketing	22,639	1,000	11,201
Director’s Fees	-	1,500	-
Travel Expenses	16,737	-	11,499
Administrative and Office Expenses	51,875	2,789	41,423
Payroll Expenses	84,192	-	84,191
Stock Option Compensation Expense	4,000	-	4,000
Stock Options Issued for Services	900	-	900
Depreciation Expense	702	-	703
	261,693	21,021	200,481

LOSS BEFORE OTHER INCOME	(243,608)	(17,454)	(188,767)

OTHER INCOME:
Income from Partnership Interest	1,280	762	880

NET LOSS	$ (242,328)	$ (16,692)	$ (187,887)

BASIC LOSS PER SHARE, Based on
Weighted-Average Shares Outstanding	(0.02)	NIL

WEIGHTED-AVERAGE COMMON
SHARES OUTSTANDING	13,704,099	7,277,934

See accompanying notes to consolidated financial statements.

HuntMountain Resources and Subsidiary
(Formerly Metaline Mining & Leasing Company)
(A Development Stage Enterprise)

Consolidated Statements of Stockholders’ Equity				Years Ended December 31, 2005 and 2004
					Deficit
					Accumulated	Accumulated
	Number of	Common	Additional		During The	Other
	Shares	Stock	Paid-In	Retained	Development	Comprehensive
	Outstanding	Amount	Capital	Earnings	Stage	Income (Loss)	Total

BALANCES, DECEMBER 31, 2003	7,277,934	$ 379,282	$ -	$ 161,660	$ -	$ (38)	$ 540,904

Comprehensive Loss:
Unrealized Gain on Marketable Securities	-	-	-	-	-	1,099	1,099
Net Loss	-	-	-	(16,692)	-	-	(16,692)
Comprehensive Loss							(15,593)

BALANCES, DECEMBER 31, 2004	7,277,934	379,282	-	144,968	-	1,061	525,311

Common Stock Issued for Cash	9,222,066	503,434	148,500	-	-	-	651,934
Stock Options Issued to Employees	-	-	4,000	-	-	-	4,000
Stock Options Issued for Services	-	-	900	-	-	-	900
Reclassification due to Par Value Change	-	(866,216)	866,216	-	-	-	-
Comprehensive Loss:
Unrealized Gain on Marketable Securities	-	-	-	-	-	1,401	1,401
Net Loss	-	-	-	(54,441)	(187,887)	-	(242,328)
Comprehensive Loss							(240,927)

BALANCES, DECEMBER 31, 2005	16,500,000	$ 16,500	$1,019,616	$ 90,527	$ (187,887)	$ 2,462	$ 941,218

See accompanying notes to consolidated financial statements.

HuntMountain Resources and Subsidiary
(Formerly Metaline Mining & Leasing Company)
(A Development Stage Enterprise)

Consolidated Statements of Cash Flows

			From Inception of
	Years Ended		Development Stage
	December 31,		July 1, 2005 through
	2005	2004	December 31, 2005

Increase (Decrease) in Cash and Cash Equivalents

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$ (242,328)	$ (16,692)	$ (187,887)
Adjustments to Reconcile Net Loss to Net Cash
Used in Operating Activities
Depreciation	702	-	702
Stock Option Compensation Expense	4,000	-	4,000
Common Stock Issued for Services	900	-	900
Income from Partnership Interest	-	(811)	-
Decrease in Income Tax Receivable	-	1,200	-
(Increase) in Prepaid Assets	(19,739)	-	(19,739)
Increase (Decrease) in Accrued Liabilities	12,481	(309)	(519)
Net Cash Used in Operating Activities	(243,984)	(16,612)	(202,543)

CASH FLOWS FROM INVESTING ACTIVITIES:
Distributions Received from Partnership Properties	-	1,200	-
Acquisition of Equipment	(4,216)	-	(4,216)
Net Cash Provided by (Used in)
Investing Activities	(4,216)	1,200	(4,216)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Sales of Common Stock	651,934	-	-

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	403,734	(15,412)	(206,759)

CASH AND CASH EQUIVALENTS, BEGINNING
OF YEAR/PERIOD	497,428	512,840	1,107,921

CASH AND CASH EQUIVALENTS, END
OF YEAR/PERIOD	$ 901,162	$ 497,428	$ 901,162

See accompanying notes to consolidated financial statements.

HuntMountain Resources and Subsidiary

(Formerly Metaline Mining & Leasing Company)

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Organization:

HuntMountain Resources (the Company), a Nevada corporation, was formed in 2005.  Metaline Mining and Leasing Company, a Washington state corporation since 1927, merged with and into the Company in August 2005.  The Company’s business plan has been to actively seek to acquire an interest in exploration properties in North and South America.  As of the end of 2005, the Company had no active projects, but was in the process of evaluating property and data packages in an effort to obtain mineral exploration properties.  In February 2006, the Company acquired an interest in an exploration property in the state of Nevada and contracted with an Argentine geologist to act as the Company’s General Manager – Argentina in their pursuit of exploration properties in Argentina and elsewhere in South America.  In March 2006, the Company acquired the mineral exploration rights to three property positions in the highly prospective Santa Cruz Province of Argentina.  The Company continues to actively seek to acquire an interest in additional properties in North and South America.

Summary of Significant Accounting Policies:

a.

The accompanying consolidated financial statements include the accounts of HuntMountain Resources, a Nevada corporation and its wholly-owned Canadian subsidiary HuntMountain Resources LTD. which is incorporated in British Columbia and provincially registered in Yukon.  HuntMountain Resources LTD. was formed for the purpose of holding Canadian exploration properties, should the Company acquire an interest in any such properties.

b.

Cash and cash equivalents include short-term cash investments that have an initial maturity of 90 days or less.

c.

All exploration expenditures are expensed as incurred.  Significant property acquisition payments for active exploration properties are capitalized.  If no minable ore body is discovered, previously capitalized costs are expensed in the period the property is abandoned.  Once a feasibility study has been completed, approved by management, and a decision is made to put the ore body into production, expenditures to develop new mines, to define further mineralization in existing ore bodies and to expand the capacity of operating mines, are capitalized and amortized on a units of production basis over proven and probable reserves.  Should a property be abandoned, its capitalized costs are charged to operations.  The Company charges to operations the allocable portion of capitalized costs attributable to properties sold.  Capitalized costs are allocated to properties sold based on the proportion of claims sold to the claims remaining within the project area.

d.

The Company evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amount may not be recoverable.  If the sum of estimated future net cash flows on an undiscounted basis is less than the carrying amount of the related asset grouping, an asset impairment is considered to exist.  The related impairment loss is measured by comparing estimated future net cash flows on a discounted basis to the carrying amount of the asset.  Changes in significant assumptions underlying future cash flow estimates may have a material effect on the Company’s financial position and results of operations.  To date no such impairments have been identified.

HuntMountain Resources and Subsidiary

(Formerly Metaline Mining & Leasing Company)

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

Summary of Significant Accounting Policies (continued):

e.

Equipment is stated at cost and is depreciated on the straight-line basis over an estimated useful life of 3 years.

f.

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

g.

Basic earnings per share are computed using the weighted average number of shares outstanding during the years (13,704,099 in 2005 and 7,277,934 in 2004).

h.

Deferred income tax is provided for differences between the bases of assets and liabilities for financial and income tax reporting.  A deferred tax asset, subject to a valuation allowance, is recognized for estimated future tax benefits of tax-basis operating losses being carried forward.

i.

The Company has adopted SFAS No. 123R, as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure for the accounting and reporting of stock option expense.  During 2005, the Company granted 190,000 stock options, of which 40,000 were vested during the year.  The Company recognized stock-based compensation expense for options vested during 2005 of $4,000 for services performed by employees and $900 for services performed by outside parties.  Expenses were calculated using the Black-Scholes Option Pricing Calculation model utilizing the assumptions shown in Note 7.  The remaining options will vest in 2006, 2007, and 2008.

j.

The Company’s financial instruments as defined by Statement of Financial Accounting Standards (SFAS) No. 107, Disclosures about Fair Value of Financial Instruments, include cash.  All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2005.

k.

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

l.

Certain amounts in the prior-period financial statements have been reclassified for comparative purposes to conform to current period presentation with no effect on previously reported net loss.

HuntMountain Resources and Subsidiary

(Formerly Metaline Mining & Leasing Company)

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

NOTE 2 — INVESTMENTS:

The Company had the following investments:

               December 31,

2005

2004

Coins:

At fair value

$

21,953

$

20,552

Partnership interest in two units of Pondera Partners, Ltd.,

a drilling project located in Teton County, Montana (at

cost less equity in partnership losses)

7,331

7,331

Marketable securities:

Cost

5,877

5,877

Gross unrealized holding loss

         (5,877)

         (5,877)

$

29,284

$

27,883

Coins consisted of the following:

•

44 1-ounce gold Krugerrands

•

150 1-ounce silver rounds

Marketable securities consisted of the following investments which have been previously written down to a carrying value of zero:

•

25,000 shares of Capitol Silver Mines, Inc., a development-stage company

•

31,151 shares of Carson Industries Corporation, which is currently involved in oil and gas exploration

NOTE 3 — FEDERAL INCOME TAXES:

The benefit for income taxes consisted of the following:

Years Ended

               December 31,

2005

2004

Computed expected tax benefit

$

             -

$

               -

At December 31, 2005 and 2004, the Company had deferred tax assets which were fully reserved by valuation allowances.  Following are the components of such assets and allowances:

               December 31,

2005

2004

Deferred tax assets arising from:

Net operating loss carryforwards

$

35,614

$

3,525

Less valuation allowance

(35,614)

(3,525)

     Net deferred tax assets

$

            -

$

                -

At December 31, 2005, the Company had federal tax-basis net operating loss carryforwards totaling approximately $260,000, which will expire in various amounts between 2023 and 2025.

HuntMountain Resources and Subsidiary

(Formerly Metaline Mining & Leasing Company)

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

NOTE 4 — CONCENTRATION OF CREDIT RISK:

The Company maintains its cash and cash equivalents in one financial institution.  Balances are insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000 per institution.  Balances on deposit may occasionally exceed FDIC insured amounts.

NOTE 5 — SALES OF COMMON STOCK:

During the year ended December 31, 2005, the Company entered into and completed an agreement to sell 7,722,066 shares of common stock to an entity controlled by a family group.  The shares represented 51.48% of the authorized and issued common stock of the Company.  The Company received proceeds of $501,934 related to the transaction.  In connection with the transaction, the Company issued warrants to acquire an additional 15,444,132 shares of common stock at a price of $0.065 per share, if and when the capitalization of the Company is increased.

Additionally, during the year ended December 31, 2005, the Company completed a private placement of 1,500,000 special warrants at a price of $0.10 per special warrant.  Each special warrant was automatically converted into one share of the Company’s common stock upon the increase of the Company’s capitalization sufficient to permit the conversion of the warrants.  The warrants were all converted to common stock subsequent to the Company’s increased capitalization approved by the shareholders at the Annual Meeting on August 1, 2005, and the special warrants were cancelled.  The private placement was made pursuant to a Regulation D Rule 506 exemption from registration under the Securities Act of 1933, as amended.  The special warrants were offered and sold to a total of six investors, all of whom are accredited investors.  There was no commission paid, directly or indirectly, to any person in conjunction with the sale of the special warrants.  The Company received gross proceeds of $150,000 from the offering.

NOTE 6 — PLAN OF MERGER AND ADJUSTMENT TO STOCKHOLDERS’ EQUITY:

At the Company’s Annual Meeting, held on August 1, 2005, shareholders approved the merger of Metaline Mining and Leasing Company with and into its wholly-owned subsidiary, HuntMountain Resources.  As a result of this merger, the common stock was converted from a stock with no par value to a common stock with a par value of $0.001 per share.  The Stockholders’ Equity section of the Company’s Balance Sheet has been adjusted to reflect the change in par value of the issued and outstanding Common Stock of the Company.  Equity has been reclassified from Common Stock to Additional Paid-In Capital, leaving the Common Stock entry to reflect the Company’s par value of its 16,500,000 issued and outstanding shares of Common Stock.  This reclassification has no impact on total stockholders’ equity.

HuntMountain Resources and Subsidiary

(Formerly Metaline Mining & Leasing Company)

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

NOTE 7 — STOCK OPTION PLAN:

During the year ended December 31, 2005, the Company’s 2005 Stock Plan (the Plan) was unanimously approved by the shareholders at the Annual Meeting on August 1, 2005.  The Plan permits the granting of up to 3,000,000 non-qualified stock options, incentive stock options, and restricted shares of common stock to employees, directors, and consultants.  At December 31, 2005, there were 190,000 stock options granted to employees and consultants, of which 40,000 are vested as of December 31, 2005.  These options were granted to employees and consultants to the Company.  The fair value of each option is estimated on the issue date using the Black-Scholes Option Price Calculation.  The following assumptions were made in estimating fair value: risk free interest rate of 4.27%; volatility of 80%; expected dividend rate of $-0- and expected life of one year.  Expenses of $4,000 for 30,000 Incentive Stock Options issued to employees and $900 for 10,000 nonqualified stock option issued to a consultant were recorded in the third quarter of 2005.  Expenses for the remaining options will be recorded as they vest in 2006 through 2008.  The following table summarizes the terms of the options outstanding at December 31, 2005:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number of Exercisable Options at December 31, 2005
	10,000	$0.15	4.24	10,000
	150,000	$0.25	5.00	-
	20,000	$0.34	4.58	20,000
	10,000	$0.37	4.26	10,000
TOTALS	190,000	$0.26	4.88	40,000

NOTE 8 — WARRANTS OUTSTANDING:

During the year ended December 31, 2005, the Company issued warrants in conjunction with a transaction wherein the Company agreed to sell 7,722,066 shares of Common Stock to an entity controlled by the President and Chairman of the Board of the Company.  These warrants to purchase an additional 15,444,132 shares of Common Stock at a price of $0.065 per share are still outstanding as of December 31, 2005.

NOTE 9 — SUBSEQUENT EVENTS:

As of December 31, 2005, the Company had no interest in any properties on which to conduct mineral exploration.  In February 2006, the Company retained a consultant to act as its General Manager – Argentina in assisting the Company in the identification of mineral properties in Argentina, and potentially elsewhere in South America, for possible acquisition and exploration.  During March 2006, the Company signed a lease, with an option to purchase, the mineral rights on a property in Pershing County in the state of Nevada.  This property is known as the Dun Glen property and is located in an historic mining district near Winnemucca.  Also in March 2006, the Company acquired the mineral exploration rights to three property positions in the highly prospective Santa Cruz Province of Argentina.

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

ITEM 8A.

CONTROLS AND PROCEDURES

Tim Hunt and Randal L. Hardy, the Registrant’s President and Chief Financial Officer respectively have evaluated the Registrant’s disclosure controls and procedures within 90 days of the filing date of this annual report.  Based upon this evaluation, the Registrant’s President and Chief Financial Officer concluded that the Registrant’s disclosure controls and procedures are effective in ensuring that material information required to be disclosed is included in the reports that it files with the Securities and Exchange Commission.  There was no significant change in the Company’s internal control over financial reporting during the fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 8B. OTHER INFORMATION.

None.

PART III

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS,  PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

(a)

Identification of Directors

Set forth below is the name, age and length of service of the Company's directors as of March 15, 2006:

Name (age)

Position

Length of Service

Tim Hunt (53)

Director

Since 2005

William R. Green (67)

Director

Since 1993

Eberhard Schmidt (69)

Director

Since 2005

The directors are elected for a one-year term until their successors have been elected and qualified. There are no arrangements or understandings between any of the directors and other persons pursuant to which such person was selected as a director.

(b)

Identification of Executive Officers

Set forth below is the name and length of service of the Company's Executive Officers as of March 15, 2006:

Name (age)

Position

Length of Service

Tim Hunt (53)

President

2005

Randal L. Hardy (45)

Chief Financial Officer

2005

Matthew J. Hughes (45)

Vice-President of Exploration

2005

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

Tim Hunt is a general partner of HFLP and is the founder and president of Spokane, Washington-based Huntwood Industries, the largest building products manufacturer in Eastern Washington with over 800 employees. Mr. Hunt has significant experience in raising capital and negotiating private equity placements for numerous companies

William R. Green, P.E., Ph.D. is a mining engineer and geologist, and was a professor of mining engineering at the University of Idaho from 1965 to 1983.  He has been actively involved in the mining industry since 1962, working as a consultant to financial managers, and various US and Canadian public mining companies.  He was a co-founder, and served as an officer and director of both Bull Run Gold Mines and Yamana

Resources.  He was the President, CEO and Chairman of Mines Management, Inc., a U.S. public company from 1964 until 2003.

Eberhard A. Schmidt, Ph.D. has more than 35 years experience in exploring, evaluating and developing precious and base metal properties in the Western United States and Mexico.  He managed regional exploration offices for Cyprus Mines, Amoco Minerals and Meridian Minerals in Spokane and for Minera Hecla in Mexico.  Dr. Schmidt received his Ph.D. in Structural and Economic Geology from the University of Arizona and is a past president of the Northwest Mining Association.

Matthew J. Hughes is a geologist with seventeen years of experience in the discovery, exploration and mining of precious metal projects in Argentina, the United States, China, Brazil and Uzbekistan. He has worked as the chief geologist for Mundoro Mining, Inc., and a senior geologist and consultant for Yamana Resources, Minas Buenaventura, and Silver Standard Resources.  Mr. Hughes has been the vice president of exploration for Platero Resources, chief mine geologist for Kinross Candelaria Mining Co., and exploration geologist for NERCO Exploration.  He received his Bachelor of Science degree from the University of Oregon.

Randal L. Hardy is the former President and CEO of Sunshine Minting, Inc., a precious metal custom minting and manufacturing firm.  He was also Treasurer of the publicly-traded Sunshine Mining and Refining Company and has extensive experience in all aspects of corporate financial management, debt and equity issuance, and public reporting.  He received his Bachelor of Business Administration degree from Boise State University.

(c)

Identification of Certain Significant Employees

Significant employees of the company are:

Randal L. Hardy

Chief Financial Officer

Matthew J. Hughes

Vice-President of Exploration

Stephen A. Taylor

Director of Investor Relations

The President of the Company, Tim Hunt, is also our majority shareholder and is not an employee of the Company.

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

(f)

Promoters and Control Persons

Not Applicable

Compliance with Section 16(a) of the Exchange Act

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company pursuant to Section 240.16a-3 during the most recent fiscal year, and Form 5 and amendments thereto furnished to the Registrant with respect to the most recent fiscal year, no person who at any time during the fiscal year was a director, officer, or beneficial owner or more than ten percent of any class of equity securities of the Company failed to file on a timely basis, as disclosed in the above Forms, reports required by Section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years, except Randal Lavon Hardy (one report), Matthew Jeffrey Hughes (two reports, 3 transactions), Hunt Family Limited Partnership (two reports, 2 transactions), Resa J. Hunt (two reports, 6 transactions), Tim R. Hunt (two reports, 6 transactions), Eberhard A. Schmidt (one report), Stephen A. Taylor (one report).

Board Committees

Tim Hunt, William R. Green, and Eberhard Schmidt performed the functions of the Audit, Nominating and Disclosure Committees during the year ended December 31, 2005. The audit committee recommends a firm of independent certified public accountants to audit the annual financial statements, discusses with the auditors and approves in advance the scope of the audit, reviews with the independent auditors their independence, the financial statements and their audit report, reviews management's administration of the system of internal accounting controls, and reviews the Company's procedures relating to business ethics.  William R. Green is the Audit Committee financial expert for the purpose of compliance with the Sarbanes-Oxley Act of 2002.  The Company has adopted audit committee pre approval policies but does not have a written audit committee charter. Tim Hunt is not deemed to be an independent director as that term is defined in Rule 4200(a)(15) of the NASD’s listing standards, but William R. Green and Eberhard Schmidt are deemed to be independent directors pursuant to this same Rule.

Code of Ethics

The Company has adopted a Code of Ethics that applies to the Company's executive officers. The Company will provide, without charge, a copy of the Code of Ethics on the written request of any person addressed to the Company at 1611 N. Molter Road, Suite 201, Liberty Lake, Washington 99019. The Code of Ethics is also available on the Company’s website at www.huntmountain.com.

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

Summary Compensation Table

                  Long-Term Compensation

                                    Annual Compensation

          Awards

        Payouts

(a)

(b)

(c)

(d)

(e)

(f)

(g)

(h)

(i)

Name

Other

Restricted

Securities

and

Annual

Stock

Underlying

LTIP

All Other

Principal

Year

Salary

Bonus

Comp.

Awards(1)

Options/

Payouts

Comp.

Position

 ($)

 ($)

 ($)

($)

SARs(#)

($)

($)

Greg Lipsker

2003

$0

$0

$0

$0

-0-

$0

$0

President

2004

$0

$0

$0

$0

-0-

$0

$0

Tim Hunt

2005

$0

$0

$0

$0

-0-

$0

$0

President and Director

(b)

Director Compensation for Last Fiscal Year

Name (a)	Cash Compensation			Security Grants
	Annual Retainer Fees($) (b)	Meeting Fees($) (c)	Consulting Fees/Other Fees ($) (d)	Number of Shares (#) (e)	Number of Securities Underlying Options/SARs (#) (f)

Tim Hunt	-0-	-0-	-0-	0	0
William R. Green	-0-	-0-	$7,550	0	0
Eberhard Schmidt	-0-	-0-	$5,750	0	0

Option Grants in the Last Fiscal Year

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number of Exercisable Options at Dec. 31, 2005
	10,000	$0.15	4.24	10,000
	150,000(1)	$0.25	5.00	0
	20,000	$0.34	4.58	20,000
	10,000	$0.37	4.26	10,000
TOTALS	190,000	$0.26	4.88	40,000
(1) Includes options granted during the year ended December 31, 2005 which will vest ratably in 2006, 2007, and 2008.

No options were exercised during the year ended December 31, 2005.

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

The following table sets out as of March 15, 2006, the names and shareholdings of beneficial owners known to the Company to own more than five percent (5%) of the common stock of the Company, each director and executive officer of the Company, and the shareholdings of all directors and executive officers as a group. At such date, the number of issued and outstanding shares of common stock of the Company was 16,500,000, and there were an additional 15,444,132 shares that could potentially be issued within the next sixty days upon the exercise of warrants held by Hunt Family Limited Partnership.

Amount and Nature of

Beneficial Ownership

Name of Person or Group

(all direct unless otherwise noted)

      % of class

Hunt Family Limited Partnership (HFLP)

23,186,198

72.58%

23800 E. Appleway

Liberty Lake, WA  99019

Security Ownership of Management

The following table sets out as of March 15, 2006, the names and shareholdings of each director and executive officer of the Company, and the shareholdings of all directors and executive officers as a group. At such date, the number of issued and outstanding shares of common stock of the Company was 16,500,000, and there were an additional 15,444,132 shares that could potentially be issued within the next sixty days upon the exercise of warrants held by Hunt Family Limited Partnership.

Amount and Nature of

Beneficial Ownership

Name of Person or Group

(all direct unless otherwise noted)

      % of class

Tim Hunt (1) (2) (3) (4)

23,486,198

73.52%

1611 N. Molter Road, Ste 201

Liberty Lake, WA  99019

William R. Green

896,000

2.80%

905 W. Riverside, Ste. 311

Spokane, WA  99201

Randal L. Hardy (5)

20,000

-

1611 N. Molter Road, Ste 201

Liberty Lake, WA  99019

All executive officers and

directors as a group (5 persons)

24,402,198

76.36%

______________________________________________

(1)

includes 7,742,066 shares owned through the Hunt Family Limited Partnership (HFLP)

(2)

includes 15,444,132 shares that could be issued upon exercise of warrants owned by HFLP within 60 days

(3)

includes 300,000 shares issued upon the conversion of special warrants in August 2005

(4)

shares are jointly owned with Resa Hunt, Tim’s wife

(5)

includes 10,000 shares that could be issued upon exercise of options within 60 days

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

(a)

Transactions with Management and Others

On March 23, 2005 the Company entered into a Stock Purchase Agreement with the Hunt Family Limited Partnership, a Washington Limited Partnership (“HFLP”). Pursuant to the terms of the Agreement, HFLP purchased 7,722,066 shares of Metaline Mining and Leasing Company (MMLC) common stock or 51.48% of the total authorized shares of MMLC.  On August 1, 2005, MMLC merged with and into the Company and the shares of MMLC common stock were converted to shares of $0.001 par value common stock of HuntMountain Resources.  The purchase price of the shares was $0.065 per share which resulted in gross proceeds of $501,934.29 to the Company. In addition, HFLP was granted warrants, exercisable for a period of 5 years, for the purchase of an additional 15,444,132 shares of common stock at a price of $0.065 per share, if and when the capitalization of the Company were increased. Tim Hunt, the President of the Company is a general partner of HFLP.

On March 28, 2005 the Company (through its predecessor, Metaline Mining & Leasing Company) completed a private placement of 1,500,000 special warrants at a price of $0.10 per special warrant.  The price of the special warrant was a ten percent premium over the market price at the date of the offering. Each special warrant was to automatically be converted into one share of the Company’s restricted common stock upon the increase of the Company’s capitalization sufficient to permit the conversion of the warrants. In the event that the special warrants had not been converted on or before July 30, 2005 the warrant holders could, but were not required to, rescind their purchase. The private placement was made pursuant to a Regulation D Rule 506 exemption from registration under the Securities Act of 1933, as amended. The special warrants were offered and sold to a total of six investors, all of whom are accredited investors. There was no commission paid, directly or indirectly, to any person in conjunction with the sale of the special warrants. The Company received gross proceeds of $150,000 from the offering. Due to the fact that the Special Warrants had not been converted by July 30, 2005, each of the purchasers was given the opportunity to rescind their subscription and receive back their investment. As of August 31, 2005, all purchasers had elected not to rescind their purchase. The Special Warrants were therefore converted into 1,500,000 shares of Common Stock and the $150,000 proceeds of the private placement were released to the Company.  Private placement purchasers included the President of the Company and members of his family as follows:

Name	Investment ($)	Securities Purchased	Relationship to Company
Tim Hunt and Resa Hunt	$30,000	300,000	President, General Partner of HFLP. Resa Hunt is Tim Hunt’s Spouse and General Partner of HFLP.
Jacob and Thelma Reidt	$20,000	200,000	Resa Hunt’s Parents
Joanna and Doug Steinbach	$20,000	200,000	Tim and Resa Hunt’s daughter and son-in-law
Darrick Hunt	$40,000	400,000	Tim and Resa Hunt’s son
Zach Hunt	$20,000	200,000	Tim and Resa Hunt’s son
Brandon Hunt	$20,000	200,000	Tim and Resa Hunt’s son

The Company entered into the following transactions with related parties:

1.

Paid $12,492 for office lease payments to a partnership controlled by the President of the Company.

2.

Paid $42,290 in reimbursements for office equipment and wage-related payments made on the Company’s behalf by a company controlled by the President of the Company.

ITEM 13.

EXHIBITS

(a) The following documents are filed as part of the report:

1.

Financial Statements

Page

•

Independent Auditors' Reports

13

•

Balance Sheets at December 31, 2005 and 2004

14

•

Statements of Income (Loss) for the years ended December 31, 2005 and 2004

15

•

Statements of Stockholders' Equity for the years ended December 31, 2003 – 2005

16

•

Statements of Cash Flows for the years ending December 31, 2005 and 2004

17

•

Notes to Financial Statements

18

2. Exhibits required by Item 601(1)

(3)(i)

Articles of Incorporation (2)

(3)(ii)

Bylaws (2)

(3)(iii)

Amendment to Bylaws (3)

(10)

Material contracts  (2).

(13)

Annual or quarterly reports, Form 10-QSB(2)

(14)

Code of Ethics (3)

(21)

Subsidiaries of the registrant (3)

(31)

 Rule 13a-14(a)/15d-14(a) Certifications

(31)(i)

Certification of Tim Hunt (3)

(31)(ii)

Certification of Randal L. Hardy (3)

(32)

Section 1350 Certifications

(32)(i)

Certification of Tim Hunt (3)

(32(ii)

Certification of Randal L. Hardy (3)

(99(i)

Audit Committee Pre-Approval Policy (3)

__________

(1)

Omitted Exhibits are not applicable

(2)

Incorporated by reference to previous filings

(3)

Attached hereto and incorporated by reference.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for professional services rendered by the Company’s principal accountant for the audit of the Company’s annual financial statements for the fiscal years ended December 31, 2005 and 2004 and for services rendered by the Company’s principal accountant relating to the preparation of quarterly financial statements for inclusion in the Company’s quarterly reports on Form 10QSB were $11,465 and $9,000 respectively.

Audit Related Fees

The Company incurred no fees during the last two fiscal years for assurance and related services by the Company’s principal accountant that were reasonably related to the performance of the audit of the Company’s financial statements.

Tax Fees

The Company incurred fees totaling $1,025 and $600 during the fiscal years ended December 31, 2005 and 2004, respectively, for professional services rendered by the Company’s principal accountant for tax compliance, tax advice and tax planning.

All Other Fees

The Company incurred no fees during the fiscal years ended December 31, 2005 and 2004, respectively, for services rendered by the Company’s principal accountant relating all other services.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUNTMOUNTAIN RESOURCES

/s/ Tim Hunt

By:

     Tim Hunt, President

     (Principal Executive Officer)

/s/ Randal L. Hardy

By:

      Randal L. Hardy, Chief Financial Officer

     (Principal Financial Officer)

Date:  March 27, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Tim Hunt

                                                                         3/27/06

TIM HUNT

Date

Director

/s/ Eberhard Schmidt

                                                                         3/27/06

Eberhard Schmidt

Date

Director

/s/ William R. Green

                                                                         3/27/06

WILLIAM R. GREEN

Date

Director

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS – Not Applicable

32