Form 10QSB
period 2006-03-31
HuntMountain Resources
filed 2006-05-15
CIK 65224

OMB APPROVAL
OMB Number: 3235-0416 Expires: March 31, 2007 Estimated average burden hours per response 182.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934  For the quarterly period ended March 31, 2006.

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

N/A

(Former name, former address & former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.  Yes X     No__

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  YES [  ]  NO [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As at May 11, 2006  31,944,132

Transitional Small Business Disclosure Format (check one); Yes  __    No X

SEC 2334 (9-05)

Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

HUNTMOUNTAIN RESOURCES

FORM 10-QSB

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

PART I

Item 1.   Financial Information

HuntMountain Resources and Subsidiary
(A Development Stage Enterprise)
Consolidated Balance Sheets
	March 31,	December 31,
	2006	2005
	(Unaudited)
Assets

CURRENT ASSETS:
Cash and Cash Equivalents:
Cash	$ 8,062	$ 18,467
Short-Term Cash Investments	728,922	882,695
Total Cash and Cash Equivalents	736,984	901,162
PREPAID ASSETS	16,083	19,739
Total Current Assets	753,067	920,901
INVESTMENTS	34,627	29,284
EQUIPMENT:
Office Equipment	4,216	4,216
Less Accumulated Depreciation	1,054	702
	3,162	3,514
TOTAL ASSETS	$ 790,856	$ 953,699

Liabilities and Stockholders’ Equity

CURRENT LIABILITIES:
Trade Accounts Payable	$ 13,525	$ 3,500
Accrued Wages and Related Taxes	14,758	8,981
Total Current Liabilities	28,283	12,481
STOCKHOLDERS’ EQUITY:
Common Stock – 300,000,000 Shares, $0.001 Par Value, Authorized;
16,500,000 Shares Issued and Outstanding	16,500	16,500
Preferred Stock - 10,000,000 Shares, $0.001 Par Value, Authorized;
-0- Shares Issued and Outstanding	-	-
Additional Paid-In Capital	1,151,616	1,019,616
Retained Earnings	90,527	90,527
Deficit Accumulated During the Development Stage	(503,875)	(187,887)
Accumulated Other Comprehensive Income	7,805	2,462
Total Stockholders’ Equity	762,573	941,218
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 790,856	$ 953,699

See accompanying notes to consolidated financial statements.

HuntMountain Resources and Subsidiary
(A Development Stage Enterprise)

Consolidated Statements of Income

			From Inception
	Three Months		of Development Stage
	Ended March 31,		July 1, 2005 through
	2006	2005	March 31, 2006
	(Unaudited)	(Unaudited)
INCOME:
Dividend and Interest Income	$ 6,227	$ 1,850	$ 17,941

EXPENSES:
Professional Fees	15,985	3,106	62,549
Marketing	2,265	-	13,466
Exploration Expenses	71,786	-	71,786
Travel Expenses	12,998	-	24,497
Administrative and Office Expenses	23,400	38	64,823
Payroll Expenses	63,430	-	147,621
Stock Option Compensation Expense	-	-	4,000
Stock Options Issued for Services	132,000	-	132,900
Depreciation Expense	351	-	1,054
	322,215	3,144	522,696

LOSS BEFORE OTHER INCOME	(315,988)	(1,294)	(504,755)

OTHER INCOME:
Income from Partnership Interest	-	-	880

NET LOSS	$ (315,988)	$ (1,294)	$ (503,875)

BASIC LOSS PER SHARE, Based on
Weighted-Average Shares Outstanding	(0.02)	NIL

WEIGHTED-AVERAGE COMMON
SHARES OUTSTANDING	16,500,000

See accompanying notes to consolidated financial statements.

HuntMountain Resources and Subsidiary
(A Development Stage Enterprise)

Consolidated Statements of Cash Flows

			From Inception
	Three Months		of Development Stage
	Ended March 31,		July 1, 2005 through
	2006	2005	March 31, 2006
	(Unaudited)	(Unaudited)
Increase (Decrease) in Cash and Cash Equivalents

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$ (315,988)	$ (1,294)	$ (503,875)
Adjustments to Reconcile Net Loss to Net Cash
Used in Operating Activities
Depreciation	351	-	1,054
Stock Option Compensation Expense	-	-	4,000
Common Stock Issued for Services	132,000	-	132,900
(Increase) / Decrease in Prepaid Assets	3,656	-	(16,083)
Increase / (Decrease) in Accrued Liabilities	15,802	-	15,282
Net Cash Used in Operating Activities	(164,178)	(1,294)	(366,721)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Equipment	-	-	(4,216)
Net Cash Provided by (Used in)
Investing Activities	-	-	(4,216)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Sales of Common Stock	-	651,934	-

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	(164,178)	650,640	(370,937)

CASH AND CASH EQUIVALENTS, BEGINNING
OF PERIOD	901,162	497,428	1,107,921

CASH AND CASH EQUIVALENTS, END
OF PERIOD	$ 736,984	$ 1,148,068	$ 736,984

See accompanying notes to consolidated financial statements.

HuntMountain Resources and Subsidiary

 (A Development Stage Enterprise)

Notes to Consolidated Financial Statements

BASIS OF PRESENTATION:

The unaudited financial statements have been prepared by HuntMountain Resources (the Company), pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such SEC rules and regulations. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005, which was filed March 30, 2006. In the opinion of management of the Company, the foregoing statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 2006, and its results of operations for the three month periods ended March 31, 2006 and 2005, and its cash flows for the three-month periods ended March 31, 2006 and 2005. The interim results reflected in the foregoing financial statements are not considered indicative of the results expected for the full fiscal year.

STOCK OPTION PLAN:

At March 31, 2006, there were 960,000 stock options granted to directors, employees, and consultants, of which 590,000 are vested as of March 31, 2006.  The fair value of each option is estimated on the issue date using the Black-Scholes Option Price Calculation.  The following assumptions were made in estimating fair value of the options that became vested during the quarter ended March 31, 2006: risk free interest rate of 4.58%; volatility of 75%; expected dividend rate of $-0- and expected life of two years.  An expense of $132,000 for 550,000 Non-Qualified Stock Options issued to directors and vested during the quarter was recorded in the first quarter of 2006.  Expenses for the remaining options will be recorded as they vest in the remainder of 2006 through 2008.  The following table summarizes the terms of the options outstanding at March 31, 2006:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number of Exercisable Options at March 31, 2006
	10,000	$0.15	3.99	10,000
	90,000	$0.20	5.00	0
	700,000	$0.25	4.99	550,000
	30,000	$0.28	5.00	0
	100,000	$0.30	5.00	0
	20,000	$0.34	4.34	20,000
	10,000	$0.37	4.02	10,000
TOTALS	960,000	$0.25	4.96	590,000

HuntMountain Resources and Subsidiary

 (A Development Stage Enterprise)

Notes to Consolidated Financial Statements

WARRANTS OUTSTANDING:

During the year ended December 31, 2005, the Company issued warrants in conjunction with a transaction wherein the Company agreed to sell 7,722,066 shares of Common Stock to an entity controlled by the President and Chairman of the Board of the Company.  These warrants to purchase an additional 15,444,132 shares of Common Stock at a price of $0.065 per share were still outstanding as of March 31, 2006.

COMMITMENTS:

During the quarter ended March 31, 2006, the Company entered into agreements to pay advance royalty and lease payments on exploration properties.  The commitments are as follows:

DUN GLEN PROPERTY – PERSHING COUNTY, NEVADA

The Company has a lease for the Dun Glen property with an option to purchase a 100% interest in the claims.  Lease payments are considered advance royalty payments.  The term of the lease is 10 years, renewable at the Company’s option for an additional ten years.  The Company paid $30,000 in advance royalty payments during the quarter ended March 31, 2006 for this property.  Future annual advance royalty payments begin at $37,500 per year in 2007 and escalate to $72,500 per year at the end of the fifth year of the lease and for every year beyond that, until the lease is terminated or the purchase option is exercised.   The Company has also agreed to keep the claims in good standing until the lease is terminated or the purchase option is exercised.

ABITIBI PROPERTIES – QUEBEC, CANADA

The Company has a Letter Agreement for the acquisition of a 100% interest in two properties in the Abitibi region of Quebec.  A definitive Option Agreement incorporating the terms of the Letter Agreement is expected to be executed during May 2006.  The agreement commits the Company to paying $37,500 in cash and issuing stock worth an additional $37,500 to the property owner before the end of May 2006.  The Company has also agreed to explore these properties and drill at least three exploration drill holes in each.   The payments of cash and stock and the drilling of the exploration drill holes will earn the Company a 100% interest in each of these properties and give the Company the option to acquire additional properties from the same property owner at similar terms.  The Company has also agreed to keep the claims in good standing until the agreement is terminated.

SUBSEQUENT EVENT:

On April 24, 2006, the Company received $1,003,869 from the exercise of warrants held by the Hunt Family Limited Partnership (HFLP).  In accordance with the provisions of the private placement agreement entered into on March 23, 2005, HFLP exercised 15,444,132 warrants for the same number of shares of the common stock of the Company.  The proceeds from the transaction will be used to fund exploration operations on the Company’s prospective precious metal properties in Nevada, Argentina, and Quebec and to acquire additional projects that meet criteria consistent with its corporate strategy.

Item 2.  Management’s Discussion and Analysis and Plan of Operation

We had no revenues from operations during the recently completed quarter. Our only income has been derived from interest on our cash and temporary cash investments. Interest income for the three-month period ended March 31, 2006 increased from $1,850 to $6,227 for the same period ended March 31, 2005. This increase is due to the fact that the Company had more cash on hand during the quarter ended March 31, 2006 than during the same period ended March 31, 2005 due primarily to an increase of cash and cash equivalents from funds received from a stock purchase and a private placement. We had a net loss of $315,988 during the three-month period ended March 31, 2006.  This compares to net loss of $1,294 during the three-month period ended March 31, 2005. The increase in our net loss was due to the significantly increased level of activity in the company.  During this most recently completed quarter, the Company acquired properties and initiated exploration programs on properties in the Santa Cruz province of Argentina, Nevada, and Quebec, Canada.  Due to these acquisitions and exploration programs, during the three-month period ended March 31, 2006, we had significantly higher expenses than during the three-month period ended March 31, 2005.  Other administrative expenses such as professional fees, travel, and stock option expense related to options issued to our Board of Directors were also higher during the quarter ended March 31, 2006 than during the quarter ended March 31, 2005.  In the quarter ended March 31, 2006, the Company incurred a non-cash expense of $132,000 related to the issuance of 550,000 stock options to members of our Board of Directors.  We anticipate continuing net losses until such time as we sufficiently develop properties for production or subsequent acquisition by another company. Our ongoing expenses consist of payroll, accounting, legal, and consulting expenses related to complying with reporting requirements of the Securities Exchange Act of 1934, the expenses incurred in the search for exploration properties that meet our acquisition criteria, and exploration expenses on the properties that we have acquired.

Plan of Operation

The Company intends to engage in the exploration, development, and if warranted, the mining of properties containing silver, gold, and associated based metals and other opportunities within the mineral industry throughout North and South America. At this time the Company has interests in the Dun Glen Gold Project in Pershing County Nevada, three exploration properties in the Santa Cruz province of Argentina, and two exploration properties in the Abitibi region of Quebec Canada.  The Company intends to conduct mineral exploration on each of these properties.  In addition, the Company is actively evaluating properties in order to identify additional projects that meet the Company’s acquisition criteria.  The Company has engaged the services of consultants to assist in our exploration programs and in the identification of mineral properties for possible acquisition.

The Company currently has three full-time employees. In addition to the services provided by those employees, we anticipate utilizing the services of consultants to accomplish our plans of operation in the near term.

Dun Glen Gold Project - Nevada

The Dun Glen Gold Project consists of 94 contiguous unpatented lode mining claims covering approximately 1,700 acres within the Sierra Mining District, an area with historic published production of at least 250,000 ounces of gold from both lode and placer sources.  From 1862 to1880, and throughout the early 20th century, gold production occurred within the project area at a number of small underground mines.  The Company has engaged the services of a senior geologist with extensive experience in the Great Basin to implement the Dun Glen field exploration program that may include surface geochemical sampling, geophysical surveys and detailed geologic mapping aimed at delineating drill targets by summer 2006.

Santa Cruz - Argentina

During the quarter ended March 31, 2006, the Company acquired the mineral exploration rights to three property positions in the highly prospective Santa Cruz Province of Argentina totaling approximately 74,000 acres (300 sq. km). The properties, El Alazan, El Overo, and El Gateado, are located within the same geological setting as the Cerro Vanguardia gold mine operated by AngloGold Ashanti and Coeur d’Alene Mines’ Mina Martha silver project. The region also hosts several other advanced stage precious metal deposits including San Jose, Manantial Espejo, and La

Josefina.   The Company has engaged the services of an Argentine senior geologist with extensive experience in Santa Cruz to implement the field exploration program that may include detailed geologic mapping, trenching, and geochemical sampling aimed at delineating drill targets by the fourth quarter of 2006.

Quebec - Canada

During the quarter ended March 31, 2006, the Company entered into a letter agreement for an option to acquire a 100 percent interest in two prospective gold properties in the prominent Chibougamau and Abitibi regions of northwestern Quebec.  The projects consist of 44 claims covering approximately 6,100 acres of terrain known to host high-grade gold mineralization within regions that have collectively produced approximately 180 million ounces of gold.  The Company expects to be conducting exploration mapping, sampling, and drilling within each project area.  The current owner of the properties will assist the Company in preliminary target identification through the use of its comprehensive Artificial Intelligence software application, CARDS.

 Liquidity

It is anticipated that expenditures will continue to increase in 2006 as we move forward with our exploration programs on our current properties and seek additional opportunities with other properties.  We currently have sufficient resources to meet our financial obligations for the next twelve months.

Forward Looking Statements

Some information contained in or incorporated by reference into this report may contain forward looking statements.  The use of any of the words “development”, “anticipate”, “continue”, “estimate”, “expect”, “may”, “project”, “believe”, and similar expressions are intended to identify uncertainties.  We believe the expectations reflected in those forward looking statements are reasonable.  However, we cannot assure that the expectations will prove to be correct.  Actual results could differ dramatically from those anticipated in these forward looking statements as a result of the factors set forth below and other factors set forth and incorporated by reference into this report:

•

Worldwide economic and political events affecting the supply of and demand for gold, silver, copper, and other base and precious metals

•

Volatility in the market price for gold, silver, copper, and other base and precious metals

•

Financial market conditions and the availability of financing on terms acceptable to the Company

•

Uncertainties associated with the development of exploration properties in certain geographical locations

•

Geological, technical, permitting, mining, and processing problems

•

The availability, terms, conditions, and timing of require governmental permits and approvals

•

Uncertainty regarding future changes in applicable law or implementation of existing law

•

The availability of experienced employees

•

The factors discussed under “Risk Factors” in our Form 10KSB for the period ending December 31, 2005

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

Item 4. Quantitative and Qualitative Disclosures About Market Risk and Hedging Activities

All of our cash balances are held in U.S. dollars in local and national banking institutions.  We manage the timing of our cash requirements for exploration and general corporate purposes by maintaining liquidity in our money market account.

PART II OTHER INFORMATION

Items deleted are not applicable.

Item 5.  Other Information

On March 27, 2006, the Company issued 550,000 non-qualified stock options to directors.  The options have an exercise price of $0.25 and vest immediately.  The options expire five years from the date of issuance.  The Fair Market Value of these options was estimated using the Black-Scholes option pricing model with the following assumptions:  Dividend Rate of 0%; Price volatility of 75%; Risk-free interest rate of 4.58%; and expected lives of 2 years.

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

HUNTMOUNTAIN RESOURCES

/s/ Tim Hunt

BY:

DATE:  May 11, 2006

       TIM HUNT, PRESIDENT

/s/ Randal L. Hardy

BY:

DATE: May 11, 2006

       RANDAL L. HARDY, CHIEF FINANCIAL OFFICER