Form 10QSB
period 2006-06-30
HuntMountain Resources
filed 2006-08-11
CIK 65224

OMB APPROVAL
OMB Number: 3235-0416 Expires: January 31, 2007 Estimated average burden hours per response 135.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934  For the quarterly period ended June 30, 2006.

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date   31,944,132

Transitional Small Business Disclosure Format (check one);

Yes _____    No     X

SEC 2334 (10-04)

Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

HUNTMOUNTAIN RESOURCES

FORM 10-QSB

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

PART I

Item 1.   Financial Information

HuntMountain Resources and Subsidiary
(A Development Stage Enterprise)

Consolidated Balance Sheets
June 30,
2006
(Unaudited)
Assets
CURRENT ASSETS:
Cash and Cash Equivalents:
Cash	$ 23,577
Short-Term Cash Investments	1,395,723
Total Cash and Cash Equivalents	1,419,300

PREPAID ASSETS	10,428
Total Current Assets	1,429,728

EQUIPMENT:
Office Equipment	4,216
Less Accumulated Depreciation	1,405
2,811
OTHER ASSETS:
Investments	34,627
Property Purchase Option	70,000
104,627
TOTAL ASSETS	$ 1,537,166

Liabilities and Stockholders’ Equity
CURRENT LIABILITIES:
Trade Accounts Payable	$ 35,946
Accrued Wages and Related Taxes	14,146
Total Current Liabilities	50,092

STOCKHOLDERS’ EQUITY:
Common Stock – 300,000,000 Shares, $0.001 Par Value, Authorized;
31,944,132 Shares Issued and Outstanding	31,944
Preferred Stock - 10,000,000 Shares, $0.001 Par Value, Authorized;
-0- Shares Issued and Outstanding	-
Additional Paid-In Capital	2,146,792
Retained Earnings	90,527
Deficit Accumulated During the Development Stage	(789,994)
Accumulated Other Comprehensive Income	7,805
Total Stockholders’ Equity	1,487,074
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 1,537,166

See accompanying notes to consolidated financial statements.

HuntMountain Resources and Subsidiary
(A Development Stage Enterprise)

Consolidated Statements of Income

					From Inception
	Three Months		Six Months		of Development Stage
	Ended June 30,		Ended June 30,		July 1, 2005 through
	2006	2005	2006	2005	June 30, 2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
INCOME:
Dividend and Interest Income	$ 12,931	4,522	$ 19,158	$ 6,371	$ 30,872

EXPENSES:
Professional Fees	27,838	38,577	43,823	41,683	104,507
Marketing	38,963	-	41,228	-	52,429
Exploration Expenses	108,182	-	179,968	-	179,968
Travel Expenses	26,890	-	39,888	-	51,842
Administrative and Office Expenses	22,157	19,492	45,557	19,529	72,406
Payroll Expenses	68,536	-	131,966	-	216,157
Stock Option Compensation Expense	-	-	-	-	4,000
Stock Options Issued for Services	6,750	-	138,750	-	139,650
Depreciation Expense	352	-	703	-	1,405
	299,668	58,069	621,883	61,212	822,364

LOSS BEFORE OTHER INCOME	(286,737)	(53,547)	(602,725)	(54,841)	(791,492)

OTHER INCOME:
Income from Partnership Interest	618	400	618	400	1,498

NET LOSS	$ (286,119)	$ (53,147)	$ (602,107)	$ (54,441)	$ (789,994)

BASIC LOSS PER SHARE, Based on
Weighted-Average Shares Outstanding	(0.01)	NIL	(0.03)	NIL	(0.04)

WEIGHTED-AVERAGE COMMON
SHARES OUTSTANDING	28,040,670	15,000,000	22,302,215	11,544,269	19,176,779

See accompanying notes to consolidated financial statements.

HuntMountain Resources and Subsidiary
(A Development Stage Enterprise)

Consolidated Statements of Cash Flows
				From Inception
				of Development Stage
	Six Months			July 1, 2005 through
	Ended June 30,			June 30,
	2006		2005	2006
	(Unaudited)		(Unaudited)	(Unaudited)
Increase (Decrease) in Cash and Cash Equivalents

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$ (602,107)		$ (54,441)	$ (789,994)
Adjustments to Reconcile Net Loss to Net Cash
Used in Operating Activities
Depreciation	703		-	1,405
Stock Option Compensation Expense	-		-	4,000
Common Stock Issued for Services	138,750		-	139,650
(Increase) / Decrease in Prepaid Assets	9,311		-	(10,428)
Increase / (Decrease) in Accrued Liabilities	37,611		13,000	37,092
Net Cash Used in Operating Activities	(415,732)		(41,441)	(618,275)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property Purchase Option	(70,000)			(70,000)
Acquisition of Equipment	-		-	(4,216)
Net Cash Used in
Investing Activities	(70,000)		-	(74,216)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Sales of Common Stock	1,003,870		651,934	1,003,870

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	518,138	#	610,493	311,379

CASH AND CASH EQUIVALENTS, BEGINNING
OF PERIOD	901,162		497,428	1,107,921

CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 1,419,300		$ 1,107,921	$ 1,419,300

See accompanying notes to consolidated financial statements.

HuntMountain Resources and Subsidiary

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

BASIS OF PRESENTATION:

The unaudited financial statements have been prepared by HuntMountain Resources (the Company), pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such SEC rules and regulations. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005, which was filed March 30, 2006. In the opinion of management of the Company, the foregoing statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 2006, and its results of operations for the six month periods ended June 30, 2006 and 2005, and its cash flows for the six-month periods ended June 30, 2006 and 2005. The interim results reflected in the foregoing financial statements are not considered indicative of the results expected for the full fiscal year.

STOCK OPTION PLAN:

At June 30, 2006, there were 1,035,000 stock options granted to directors, employees, and consultants, of which 615,000 are vested as of June 30, 2006.  The fair value of each option is estimated on the issue date using the Black-Scholes Option Price Calculation.  The following assumptions were made in estimating fair value of the options that became vested during the quarter ended June 30, 2006: risk free interest rate of 4.87%; volatility of 75%; expected dividend rate of -0-% and expected life of two years.  An expense of $6,750 for 25,000 Non-Qualified Stock Options issued to a consultant and vested during the quarter was recorded in the second quarter of 2006.  Expenses for the remaining options will be recorded as they vest in the remainder of 2006 through 2008.  The following table summarizes the terms of the options outstanding at June 30, 2006:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number of Exercisable Options at June 30, 2006
	10,000	$0.15	3.99	10,000
	90,000	$0.20	5.00	0
	700,000	$0.25	4.99	550,000
	30,000	$0.28	5.00	0
	100,000	$0.30	5.00	0
	20,000	$0.34	4.34	20,000
	10,000	$0.37	4.02	10,000
	50,000	$0.38	5.00	0
	25,000	$0.58	4.99	25,000
TOTALS	1,035,000	$0.27	4.70	615,000

HuntMountain Resources and Subsidiary

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

WARRANTS OUTSTANDING:

On April 24, 2006, and in accordance with the provisions of the private placement agreement entered into on March 23, 2005, the Hunt Family Limited Partnership exercised 15,444,132 warrants for that same number of common stock shares of HuntMountain Resources.  The transaction proceeds totaled $1,003,869. With the exercise of these warrants, there are no other warrants for shares of the Company’s common stock outstanding as of June 30, 2006.

COMMITMENTS:

As of the quarter ended June 30, 2006, the Company has agreements to pay advance royalty and lease payments on exploration properties.  The commitments are as follows:

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

ABITIBI PROPERTIES – QUEBEC, CANADA

During the quarter ended June 30, 2006, the Company entered into a definitive Option Agreement for the acquisition of a 100% interest in two properties in the Abitibi region of Quebec.  This Agreement followed up a letter agreement with substantially the same terms that had been entered into during the first quarter of 2006.  Pursuant to the terms of the Option Agreement, the Company paid $70,000 ($35,000 for each of the two properties) in cash to the property owner.  The Company has also agreed to explore these properties and drill at least three exploration drill holes in each.   The payments and drilling of exploration drill holes will earn the Company a 100% interest in each of these properties and give the Company the option to acquire additional properties from the same property owner at similar terms.  The Company has also agreed to keep the claims in good standing until the agreement is terminated.

Item 2.  Management’s Discussion and Analysis and Plan of Operation

We had no revenues from operations during the recently completed quarter. Our only income has been derived from interest and dividends on our cash and cash investments. Interest and dividend income for the three-month period ended June 30, 2006 increased to $12,931 from $4,522 for the same period ended June 30, 2005. This increase is due to the fact that the Company had more cash on hand during the quarter ended June 30, 2006 than during the same period ended June 30, 2005 due primarily to an increase in cash from the exercise of warrants during the second quarter of 2006.  For the six-month period ended June 30, 2006, interest and dividend income increased to $19,158 from $6,371 for the same period ending June 30, 2005.  This increase is also due to the fact that the Company had more cash on hand during the six-month period ended June 30, 2006 than during the same period ended June 30, 2005.  The increase in cash is due primarily to having funds received from the exercise of warrants during the second quarter of 2006, and because the stock purchase and private placement that provided over $650,000 to the Company in 2005 was not completed until the latter part of March 2005.  For the quarter ended June 30, 2006, the Company incurred non-cash expenses for stock options granted to a consultant of $6,750.  There was no stock option expense for the second quarter of 2005.

We had a net loss of $286,119 during the three-month period ended June 30, 2006.  This compares to net loss of $53,147 during the three-month period ended June 30, 2005. The increase in our net loss was due to the significantly increased level of exploration and marketing activity in the company.  During this most recently completed quarter, the Company made required property payments, including $70,000 for our properties in Quebec, and continued our exploration programs on properties in the Santa Cruz province of Argentina, Nevada, and Quebec, Canada.  Due to these acquisitions and exploration programs, during the three-month period ended June 30, 2006 we had significantly higher expenses than during the three-month period ended June 30, 2005.  Administrative expenses such as marketing, travel and payroll-related expenses were also higher during the quarter ended June 30, 2006 than during the quarter ended June 30, 2005.  We had a net loss of $602,107 during the six-month period ended June 30, 2006.  This compares to a net loss of $54,441 during the six-month period ended June 30, 2005. The increase in our net loss was due to the significantly increased level of exploration activity in the company.  During this six-month period in 2006, the Company made required property payments of $70,000 for our properties in Quebec, and continued our exploration programs on properties in the Santa Cruz province of Argentina, Nevada, and in Canada.  Other administrative expenses such as marketing expenses, travel, and payroll-related expenses were also higher during the quarter ended June 30, 2006 than during the quarter ended June 30, 2005.  For the six-month period ended June 30, 2006, the Company incurred non-cash expenses for stock options granted to members of the Board of Directors and to a consultant of $138,750.  There were no such expenses in the comparable period in 2005.  This non-cash expense represents approximately 20% of the Company’s net loss for the first half of 2006.

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

Plan of Operation

The Company intends to continue the exploration, development, and if warranted, the mining of properties containing silver, gold, and associated based metals and other opportunities within the mineral industry throughout North and South America. At this time, the Company has interests in the Dun Glen Gold Project in Pershing County Nevada, three exploration properties in the Santa Cruz province of Argentina, and two exploration properties in the Abitibi region of Quebec Canada.  The Company intends to conduct mineral exploration on each of these properties.  In addition, the Company is actively evaluating properties in order to identify additional projects that meet the Company’s acquisition criteria.  The Company has engaged the services of consultants to assist in our exploration programs and in the identification of mineral properties for possible acquisition.

The Company currently has three full-time employees. In addition to the services provided by those employees, we anticipate utilizing the services of consultants to accomplish our plans of operation in the near term.

Dun Glen Gold Project - Nevada

The Dun Glen Gold Project consists of 94 contiguous unpatented lode mining claims covering approximately 1,700 acres within the Sierra Mining District, an area with historic published production of at least 250,000 ounces of gold from both lode and placer sources.  From 1862 to1880, and throughout the early 20th century, gold production occurred within the project area at a number of small underground mines.  The Company has engaged the services of a senior geologist with extensive experience in the Great Basin to implement the Dun Glen field exploration program that may include surface geochemical sampling, geophysical surveys and detailed geologic mapping aimed at delineating drill targets by summer 2006.  A ground magnetic survey will take place in July 2006, and exploratory core drilling is planned to take place during the third and fourth quarters of 2006.

Santa Cruz - Argentina

The Company owns the mineral exploration rights to three property positions in the highly prospective Santa Cruz Province of Argentina totaling approximately 74,000 acres (300 sq. km). The properties, El Alazan, El Overo, and El Gateado, are located within the same geological setting as the Cerro Vanguardia gold mine operated by AngloGold Ashanti and Coeur d’Alene Mines’ Mina Martha silver project. The region also hosts several other advanced stage precious metal deposits including San Jose, Manantial Espejo, and La Josefina.   The Company has engaged the services of an Argentine senior geologist with extensive experience in Santa Cruz to implement the field exploration program that includes detailed geologic mapping, trenching, and geochemical sampling.  Channel samples taken from the El Gateado property have indicated sufficient mineralization to merit further exploration.  Additional sampling and drill target identification will take place in the fall of 2006 leading up to a drilling program planned for late 2006 or early 2007.

Quebec - Canada

During the quarter ended June 30, 2006, the Company finalized a definitive agreement and made the initial property payments for an option to acquire a 100 percent interest in two prospective gold properties in the prominent Chibougamau and Abitibi regions of northwestern Quebec.  The Lac à

l’Eau Jaune property is 35 kilometers south of Chibougamau, and the Malartic Surimau property is 40 kilometers west of Val d’Or.  Together, these projects consist of 44 claims covering approximately 6,100 acres of terrain known to host high-grade gold mineralization within regions that have collectively produced approximately 180 million ounces of gold.  The Company expects to be conducting exploration mapping, sampling, and drilling within each project area.  The current owner of the properties will assist the Company in preliminary target identification through the use of its comprehensive Artificial Intelligence software application, CARDS.

 Liquidity

It is anticipated that expenditures will continue to increase as we move forward with our exploration programs on our current properties and seek additional opportunities with other properties.  We currently have sufficient resources to meet our financial obligations for the next twelve months.

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

PART II OTHER INFORMATION

Items deleted are not applicable.

Item 5.  Other Information

On June 27, 2006, the Company held it Annual Meeting of Shareholders at which Tim Hunt, Dr. William R. Green, and Dr. Eberhard A. Schmidt were elected to serve as directors of the Company until the subsequent annual meeting of shareholders.

On July 12, 2006, the Company’s number of Directors was increased to four (4) following the appointment of Mr. Alastair H. Summers to the Board.  Mr. Summers has over 45 years experience in mine development and production in North and South America.  His current term as a director will expire at the Company’s subsequent annual meeting of shareholders.

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

HUNTMOUNTAIN RESOURCES

/s/ Tim Hunt

BY:

DATE:  August 10, 2006

       TIM HUNT, PRESIDENT

/s/ Randal L. Hardy

BY:

DATE: August 10, 2006

RANDAL L. HARDY, CHIEF FINANCIAL OFFICER