Form 10QSB
period 2006-09-30
HuntMountain Resources
filed 2006-11-14
CIK 65224

OMB APPROVAL
OMB Number: 3235-0416 Expires: January 31, 2007 Estimated average burden hours per response 135.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934  For the quarterly period ended September 30, 2006.

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date   31,948,132

Transitional Small Business Disclosure Format (check one);

Yes _____    No     X

SEC 2334 (10-04)

Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

HUNTMOUNTAIN RESOURCES

FORM 10-QSB

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

PART I

Item 1.   Financial Information

HuntMountain Resources and Subsidiary
(A Development Stage Enterprise)
Consolidated Balance Sheets
September 30,
2006
Assets
CURRENT ASSETS:
Cash and Cash Equivalents:
Cash	$ 101,832
Short-Term Cash Investments	968,476
Total Cash and Cash Equivalents	1,070,308

PREPAID ASSETS	8,992
Total Current Assets	1,079,300
PROPERTY & EQUIPMENT:
Office Equipment	4,216
Vehicle	7,000
Less Accumulated Depreciation	2,340
8,876
OTHER ASSETS:
Investments	34,627
Property Purchase Option	70,000
104,627
TOTAL ASSETS	$ 1,192,803

Liabilities and Stockholders’ Equity
CURRENT LIABILITIES:
Trade Accounts Payable	$ 89,045
Accrued Wages and Related Taxes	14,700
Total Current Liabilities	103,745

STOCKHOLDERS’ EQUITY:
Common Stock – 300,000,000 Shares, $0.001 Par Value, Authorized;
31,948,132 Shares Issued and Outstanding	31,948
Preferred Stock - 10,000,000 Shares, $0.001 Par Value, Authorized;
-0- Shares Issued and Outstanding	-
Additional Paid-In Capital	2,190,088
Retained Earnings	90,527
Deficit Accumulated During the Development Stage	(1,231,310)
Accumulated Other Comprehensive Income	7,805
Total Stockholders’ Equity	1,089,058
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 1,192,803

See accompanying notes to consolidated financial statements.

HuntMountain Resources and Subsidiary
(A Development Stage Enterprise)
Consolidated Statements of Income
					From Inception
	Three Months		Nine Months		of Development Stage
	Ended September 30,		Ended September 30,		July 1, 2005 through
	2006	2005	2006	2005	September 30, 2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
INCOME:
Dividend and Interest Income	$ 12,753	5,044	$ 31,912	$ 11,415	$ 43,625
EXPENSES:
Professional Fees	24,927	34,230	68,750	75,913	129,434
Marketing	15,289	2,287	56,517	2,287	67,718
Exploration Expenses	257,792	-	437,760	-	437,760
Travel Expenses	29,869	6,752	69,758	6,752	81,711
Administrative and Office Expenses	17,914	26,870	63,471	46,399	90,320
Payroll Expenses	64,677	45,891	196,643	45,891	280,834
Stock Option Compensation Expense	21,500	4,000	21,500	4,000	25,500
Stock Options Issued for Services	21,800	900	160,550	900	161,450
Depreciation Expense	935	351	1,637	351	2,340
	454,703	121,281	1,076,586	182,493	1,277,067
LOSS BEFORE OTHER INCOME	(441,950)	(116,237)	(1,044,674)	(171,078)	(1,233,442)
OTHER INCOME:
Income from Partnership Interest	634	480	1,251	880	2,132
NET LOSS	$ (441,316)	$ (115,757)	$(1,043,423)	$ (170,198)	$(1,231,310)
BASIC LOSS PER SHARE, Based on
Weighted-Average Shares Outstanding	(0.01)	(0.01)	(0.04)	(0.01)	(0.06)

WEIGHTED-AVERAGE COMMON
SHARES OUTSTANDING	31,945,436	15,750,000	25,551,945	15,236,842	21,741,662

See accompanying notes to consolidated financial statements.

HuntMountain Resources and Subsidiary
(A Development Stage Enterprise)

Consolidated Statements of Cash Flows
				From Inception
				of Development Stage
	Nine Months			July 1, 2005 through
	Ended September 30,			September 30,
	2006		2005	2006
	(Unaudited)		(Unaudited)	(Unaudited)
Increase (Decrease) in Cash and Cash Equivalents

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$ (1,043,423)		$ (170,197)	$ (1,231,310)
Adjustments to Reconcile Net Loss to Net Cash
Used in Operating Activities
Depreciation	1,637		351	2,339
Stock Option Compensation Expense	21,500		4,000	25,500
Stock Options Issued for Services	160,550		900	161,450
(Increase) / Decrease in Prepaid Assets	10,748		-	(8,991)
Increase / (Decrease) in Accrued Liabilities	91,264		26,821	90,745
Net Cash Used in Operating Activities	(757,724)		(138,125)	(960,267)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property Purchase Option	(70,000)			(70,000)
Acquisition of Equipment	(7,000)		(4,216)	(11,216)
Net Cash Used in
Investing Activities	(77,000)		(4,216)	(81,216)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Sales of Common Stock	1,003,870		651,934	1,003,870

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	169,146	#	509,593	(37,613)

CASH AND CASH EQUIVALENTS, BEGINNING
OF PERIOD	901,162		497,428	1,107,921

CASH AND CASH EQUIVALENTS, END
OF PERIOD	$ 1,070,308		$ 1,007,021	$ 1,070,308

See accompanying notes to consolidated financial statements.

HuntMountain Resources and Subsidiary

 (A Development Stage Enterprise)

Notes to Consolidated Financial Statements

BASIS OF PRESENTATION:

The unaudited financial statements have been prepared by HuntMountain Resources (the Company), pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such SEC rules and regulations. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005, which was filed March 30, 2006. In the opinion of management of the Company, the foregoing statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 2006, and its results of operations for the nine month periods ended September 30, 2006 and 2005, and its cash flows for the nine-month periods ended September 30, 2006 and 2005. The interim results reflected in the foregoing financial statements are not considered indicative of the results expected for the full fiscal year.

STOCK OPTION PLAN:

At September 30, 2006, there were 1,045,000 stock options granted to directors, employees, and consultants, of which 725,000 are vested as of September 30, 2006.  The fair value of each option is estimated on the issue date using the Black-Scholes Option Price Calculation.  The following assumptions were made in estimating fair value of the options that became vested during the quarter ended September 30, 2006: risk free interest rate of 4.77%; volatility of 75%; expected dividend rate of -0-% and expected life of two years.  An expense of $21,800 for 60,000 Non-Qualified Stock Options issued to three consultants and vested during the quarter was recorded in the third quarter of 2006.  Also, an expense for $21,500 for 50,000 Incentive Stock Options issued to employees and vested during the quarter was recorded in the third quarter of 2006.  Expenses for the remaining options will be recorded as they vest in the remainder of 2006 through 2008.  The following table summarizes the terms of the options outstanding at September 30, 2006:

HuntMountain Resources and Subsidiary

 (A Development Stage Enterprise)

Notes to Consolidated Financial Statements

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number of Exercisable Options at Sept. 30, 2006
	10,000	$0.15	3.49	10,000
	90,000	$0.20	4.93	40,000
	700,000	$0.25	4.60	550,000
	30,000	$0.28	4.95	10,000
	100,000	$0.30	4.91	50,000
	20,000	$0.34	3.84	20,000
	10,000	$0.37	3.52	10,000
	50,000	$0.38	5.00	0
	10,000	$0.55	4.76	10,000
	25,000	$0.58	4.74	25,000
TOTALS	1,045,000	$0.27	4.66	725,000

WARRANTS OUTSTANDING:

There are no warrants for shares of the Company’s common stock outstanding as of September 30, 2006.

COMMITMENTS:

As of the quarter ended September 30, 2006, the Company has agreements to pay advance royalty and lease payments on exploration properties.  The commitments are as follows:

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

SUBSEQUENT EVENTS:

On October 9, 2006, the Company announced the commencement of an 8,000-foot HQ diamond core drilling program at its Dun Glen Gold Project in northern Nevada.  The drill plan consists of seven to ten holes, of which at least half will target high-grade gold shows adjacent to or beneath workings of the Auld Lang Syne, Black Hole, and Monroe mines.  The remaining holes will test conceptual targets with greater disseminated bulk tonnage potential that were generated through detailed mapping, geochemical sampling, and a magnetic geophysical survey.

In October 2006, the Company, through its Argentine subsidiary, Cerro Cazador S.A., filed for the exclusive rights to explore an additional land concession (“cateo”) in Santa Cruz, Argentina, and to retain 100% interest in any mineral deposit found therein.  The “El Tordillo” cateo is contiguous to the Company’s “El Alazan” and “El Overo” cateos which are located 220 kilometers NW of the port town of Puerto San Julian and 100 kilometers North of the town of Gobernador Gregores.  The “El Tordillo” cateo covers a 100 square kilometer area.

Item 2.  Management’s Discussion and Analysis and Plan of Operation

We had no revenues from operations during the recently completed quarter. Our only income has been derived from interest and dividends on our cash and cash investments. Interest and dividend income for the three-month period ended September 30, 2006 increased to $12,753 from $5,044 for the same period ended September 30, 2005. This increase is due to the fact that the Company had more cash on hand and interest rates were more favorable during the quarter ended September 30, 2006 than during the same period ended September 30, 2005.  The increase in cash is due primarily to the exercise of warrants during the second quarter of 2006.  For the nine-month period ended September 30, 2006, interest and dividend income increased to $31,912 from $11,415 for the same period ending September 30, 2005.  This increase is also due to the fact that the Company had more cash on hand during the nine-month period ended September 30, 2006 than during the same period ended September 30, 2005 and to more favorable interest rates earned on cash reserves.  The increase in cash is due primarily to having funds received from the exercise of warrants during the second quarter of 2006, and because the stock purchase and private placement that provided over $650,000 to the Company in 2005 was not completed until the latter part of March 2005.

We had a net loss of $441,316 during the three-month period ended September 30, 2006.  This compares to net loss of $115,757 during the three-month period ended September 30, 2005. The increase in our net loss was due to the significantly increased level of exploration and marketing activity in the company, partially offset by lower professional and consulting fees and administrative office expenses.  For the quarter ended September 30, 2006, the Company incurred non-cash expenses for stock options granted to consultants of $21,800 compared to a non-cash expense for stock options granted to a consultant in the third quarter of 2005 of $900.  This increase is due to the Company’s use of stock option compensation to consultants in the exploration of its properties.  In the quarter ended September 30, 2006, the Company incurred a non-cash expense of $21,500 related to the vesting of 50,000 stock options previously granted to employees.  During this most recently completed quarter, the Company primarily focused its exploration expenditures on its Dun Glen property in Nevada, but also renewed exploration in Argentina following the close of the winter season there and continued evaluating exploration opportunities on its properties in Quebec, Canada.  Due to these exploration programs, during the three-month period ended September 30, 2006 we had significantly higher exploration expenses than during the three-month period ended September 30, 2005.  In addition to exploration, expenses relating to marketing, travel and payroll were also higher during the quarter ended September 30, 2006 than during the quarter ended September 30, 2005, partially offset by lower professional and consulting fees and administrative and office expenses.  We had a net loss of $1,043,423 during the nine-month period ended September 30, 2006.  This compares to a net loss of $170,198 during the nine-month period ended September 30, 2005. The increase in our net loss was due to the significantly increased level of exploration activity in the Company.  Marketing, travel, payroll, and other administrative expenses were all higher during the 2006 period.  Expenditures made in the acquisition and exploration of our properties make up the primary increase in expenditures between 2005 and 2006.  During this nine-month period in 2006, the Company also made required property payments of $70,000 for our properties in Quebec, and continued our exploration programs on properties in the Santa Cruz province of Argentina, Nevada, and in Canada.  For the nine-month period ended September 30, 2006, the Company incurred non-cash expenses for stock options granted to members of the Board of Directors and to consultants of $160,550.  Stock option expense for the nine-month period ended September 30, 2005 was $900.  This non-cash expense represents nearly 15.9% of the Company’s net loss for the first nine months of 2006.

We anticipate continuing net losses until such time as we sufficiently develop properties for production or subsequent acquisition by another company. Our ongoing expenses consist of payroll and marketing; accounting, legal, and consulting expenses related to complying with reporting requirements of the Securities Exchange Act of 1934; expenses incurred in the search for exploration properties that meet our acquisition criteria; and exploration expenses on the properties that we have acquired.

Plan of Operation

The Company intends to continue the exploration, development, and if warranted, the mining of properties containing silver, gold, and associated based metals and other opportunities within the mineral industry throughout North and South America. At this time, the Company has interests in the Dun Glen Gold Project in Pershing County Nevada, four exploration properties in the Santa Cruz province of Argentina, and two exploration properties in the Abitibi region of Quebec, Canada.  The Company intends to conduct mineral exploration on each of these properties.  In addition, the Company is actively evaluating properties in order to identify additional projects that meet the Company’s acquisition criteria.  The Company has engaged the services of consultants to assist in our exploration programs and in the identification of mineral properties for possible acquisition.

The Company currently has four full-time employees. In addition to the services provided by those employees, we anticipate utilizing the services of consultants to accomplish our plans of operation in the near term.

Dun Glen Gold Project - Nevada

The Dun Glen Gold Project consists of 94 contiguous unpatented lode mining claims covering approximately 1,700 acres within the Sierra Mining District, an area with historic published production of at least 250,000 ounces of gold from both lode and placer sources.  From 1862 to1880, and throughout the early 20th century, gold production occurred within the project area at a number of small underground mines.  The Company has engaged the services of a senior geologist with extensive experience in the Great Basin to implement the Dun Glen field exploration program which has included surface geochemical sampling, geophysical survey and detailed geologic mapping aimed at delineating drill targets.  A ground magnetic survey took place in July 2006, and an estimated 8,000-foot exploratory core drilling program is taking place during the fourth quarter of 2006.

Santa Cruz - Argentina

The Company owns the mineral exploration rights to four property positions in the highly prospective Santa Cruz Province of Argentina totaling approximately 100,000 acres (400 sq. km).  The properties, El Alazan, El Overo, El Gateado, and El Tordillo are located within the same geological setting as the Cerro Vanguardia gold mine operated by AngloGold Ashanti and Coeur d’Alene Mines’ Mina Martha silver project. The region also hosts several other advanced stage precious metal deposits including San Jose, Manantial Espejo, and La Josefina.   The Company has engaged the services of an Argentine senior geologist with extensive experience in Santa Cruz to implement the field exploration program that includes detailed geologic mapping, trenching, and geochemical sampling.  Channel samples taken from the El Gateado property have indicated sufficient mineralization to merit further exploration.  Additional sampling and drill target identification will take place in the fall of 2006 leading up to a drilling program planned for late 2006 or early 2007.

Quebec - Canada

During the quarter ended June 30, 2006, the Company finalized a definitive agreement and made the initial property payments for an option to acquire a 100 percent interest in two prospective gold properties in the prominent Chibougamau and Abitibi regions of northwestern Quebec.  The Lac à l’Eau Jaune property is 35 kilometers south of Chibougamau, and the Malartic Surimau property is 40 kilometers west of Val d’Or.  Together, these projects consist of 46 claims covering approximately 6,500 acres of terrain known to host high-grade gold mineralization within regions that have collectively produced approximately 180 million ounces of gold.  The Company expects to be conducting exploration mapping, sampling, and drilling within each project area, and it has engaged the services of a Canadian senior geologist with extensive experience in the Abitibi and Chibougamau regions of Quebec to prepare a comprehensive exploration plan for the two properties.  The current owner of the properties will assist the Company in preliminary target identification through the use of its comprehensive Artificial Intelligence software application, CARDS.

 Liquidity

It is anticipated that expenditures will continue to increase as we move forward with our exploration programs on our current properties and seek additional opportunities with other properties.  While we have sufficient resources to meet our financial obligations for the next twelve months, we are planning to raise funds through an equity offering to expand our exploration programs and acquire additional properties.

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

PART II OTHER INFORMATION

Items deleted are not applicable.

Item 5.  Other Information

On July 6, 2006, the Company registered with the Securities and Exchange Commission 3,000,000 shares of common stock underlying the 2005 HuntMountain Resources Stock Plan.

On July 12, 2006, the Company’s number of Directors was increased to four (4) following the appointment of Mr. Alastair H. Summers to the Board.  Mr. Summers has over 45 years experience in mine development and production in North and South America.  His current term as a director will expire at the Company’s subsequent annual meeting of shareholders.

On September 28, 2006, the Company appointed Randal L. Hardy as President and Ronald E. Schutz as Chief Financial Officer.  Mr. Hardy has been the Company’s Chief Financial Officer and Treasurer since August 2005, and for the previous eight years was the President & CEO of Sunshine Minting Company, a Coeur d’Alene, Idaho custom precious metals manufacturing firm.  Mr. Schutz has over 30 years experience in commercial banking and finance, and is the former Director of Finance & Risk Management for Spokane, Washington-based Huntwood Industries.  Tim Hunt will remain Chairman of the Board and Chief Executive Officer of the Company.

Item 6.  Exhibits

31.1--Certification required by Rule 13a-14(a) or Rule 15d-14(a). Tim Hunt

31.2--Certification required by Rule 13a-14(a) or Rule 15d-14(a). Ronald Schutz

32.1--Certification required by Rule 13a-14(a) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002,  18 U.S.C. Section 1350, Tim Hunt

32.2--Certification required by Rule 13a-14(a) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002,  18 U.S.C. Section 1350, Ronald Schutz

SIGNATURES

In accordance with Section 13 or 15(d) of  the Exchange Act the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUNTMOUNTAIN RESOURCES

/s/ Randal L. Hardy

BY:

DATE:  November 8, 2006

       RANDAL L. HARDY, PRESIDENT

/s/ Ronald E. Schutz

BY:

DATE: November 8, 2006

       RONALD E. SCHUTZ, CHIEF FINANCIAL OFFICER