Form 10KSB
period 2006-12-31
HuntMountain Resources
filed 2007-04-16
CIK 65224

OMB APPROVAL
OMB Number: 3235-0420
Expires: April 30, 2009
Estimated average burden hours per response: 1646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

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

State issuer’s revenues for its most recent fiscal year.  $   53,521

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within 60 days.  (See definition of affiliate in Rule 12b-2 of the Exchange Act.) [Amended in release No. 33-7419 (¶85,938), effective June 13, 1997, 62 F.R. 26387.] $3,542,883 based upon 6,622,212 shares and the average bid and asked price of $0.535 per share on March 22, 2007.

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

      32,266,285 as of  March 15, 2007

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

DOCUMENTS INCORPORATED BY REFERENCE:  None.

Transitional Small Business Disclosure Format: Yes [   ]  No [ X ]

SEC 2337 (11-06)	Persons who potentially are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

PART I

ITEM 1.

DESCRIPTION OF BUSINESS

(a)

Business Development

The predecessor company to the Registrant, Metaline Mining and Leasing Company (MMLC) was incorporated in the State of Washington in 1927.  Historically, MMLC was engaged in the mineral exploration business.  The Company was dormant for a number of years during which time management did not think that the business climate for successfully financing mineral exploration was a viable option. In 2005, given the increase in precious metals prices and a more favorable environment for financing mineral exploration the Company embarked on a business plan to again become active in mineral exploration. In March 2005 the Company completed two private placements with net proceeds to the Company of approximately $650,000.   In August, 2005, the shareholders of the Company voted to merge MMLC with and into a wholly-owned subsidiary, HuntMountain Resources.  As a result, HuntMountain Resources was the surviving entity.  The stock symbol was changed to ‘HNTM’ and currently trades on the Over the Counter Bulletin Board (OTC-BB) market.  The Registrant assembled an experienced executive team and began evaluating mineral exploration properties.  The Company acquired interests in several mineral exploration properties during 2006.  In February 2006, the Company contracted with an Argentine geologist to act as the Company’s General Manager – South America in their pursuit of exploration properties in Argentina and elsewhere in South America.  In March 2006, the Company acquired interests in exploration properties in Pershing County, Nevada, Santa Cruz province of Argentina, and Québec Canada. Since that time, the Company has increased its total land holdings to eight exploration properties and continues to evaluate additional acquisitions in Argentina and other strategic locations.

(b)

Business of Issuer

The Company is engaged in the business of acquiring, exploring and developing mineral properties, primarily those containing precious and associated base metals. At the present time the Company has leased one prospective property in the state of Nevada, has acquired an option to purchase two properties in Quebec Canada, and has acquired the mineral exploration rights to five property positions in the Santa Cruz Province of Argentina. The Company is currently evaluating other properties in North and South America.  The Registrant has hired employees and contracted with consultants to continue in the exploration of our properties and in the evaluation and acquisition of additional mineral exploration properties

Competition

With the increased value of gold, the mining exploration industry has become very competitive in the identification and acquisition of properties that may have commercial potential.  The Company competes for the opportunity to participate in promising exploration projects with other entities, many of which have greater resources than the Company.  In addition, the Company will compete with others in efforts to obtain financing to explore and develop mineral properties.

Employees

At the end of 2006, the Company had 4 employees. These employees, located in Liberty Lake, Washington, are responsible for the management and oversight of our exploration, administration, financing, and marketing activities.  The Company’s employees are not subject to a union labor contract or a collective bargaining agreement.  For the foreseeable future the Company intends to supplement its workforce by utilizing the services of consultants in its business operations.  The Company’s Chief Financial Officer provides services to the Company as a consultant and is employed by Huntwood Industries, a company controlled by the Registrant’s Chairman and CEO.  The Company has a contract with its General Manager – South America to provide project management and geologic services.

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

Available Information

HuntMountain Resources is a Nevada corporation, with our principal executive offices located at 1611 N. Molter Road, Suite 201, Liberty Lake, Washington 99019. Our telephone number is (509) 892-5287. Our web site address is www.huntmountain.com. Copies of our annual, quarterly and recent reports and amendments to these reports are available on our website free of charge. Our Code of Business Conduct and Ethics for Directors, Officers and Employees is also available on the website free of charge. We will provide copies of these materials to shareholders upon request using the above-listed contact information, directed to the attention of Mr. Jonathan Smith.

We have included the CEO and CFO certifications regarding our public disclosure required by Section 302 of the Sarbanes-Oxley Act of 2002 as Exhibits 31-1 and 31.2 to this report.

Risk Factors

The following risk factors together with other information set forth in this Form 10-KSB, should be carefully considered by current and future investors in the Company’s securities.

Earnings and Minimal Assets

The Company has had no earnings from operations. The Company has approximately $297,000 in cash and cash equivalent investments as of the end of 2006.  In March 2006, the Company signed a Lease, with an option to purchase, of the mineral rights on a property in Pershing County Nevada – the Dun Glen property.  During 2006, the Company also acquired the mineral exploration rights to five property positions in the Santa Cruz Province of Argentina, including four properties that we staked and claimed, and one property for which we have an agreement to lease with an option to purchase.  The Company also acquired the option to purchase two properties in the Abitibi region of Quebec, Canada. The Company has no other significant assets or financial resources.  As a mineral exploration company, the Company will sustain operating expenses without corresponding revenues.  This will result in the Company incurring net operating losses that will increase continuously until the Company can bring a property into production or lease, joint venture or sell any property it may acquire.

Exploration Properties

As of March 2006, the Company signed a Lease, with an option to purchase, of the mineral rights on a property in Pershing County in the state of Nevada known as the Dun Glen property. Also in March, 2006, the Company signed an option to purchase agreement for two properties in the Abitibi region of Quebec, Canada. During 2006, the Company also acquired mineral rights to four properties in the Santa Cruz Province of Argentina.  These properties were acquired by obtaining the concessions from the Santa Cruz provincial government and are known as El Gateado, El Overo, El Alazan, and El Tordillo.  In addition, in December, 2006, the Company signed a Letter of Intent to enter into a lease, with an option to purchase, of the mineral rights to a property known as Bajo Pobré in the Santa Cruz Province of Argentina. The Company initiated an exploration program at the Dun Glen Project that included mapping, sampling, and drilling.  An exploration program was also begun on the Company’s El Gateado property during 2006.  This program included a survey, sampling, and drilling.  The Company has currently identified no precious metal resource on any of its properties.

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

ITEM 2.

DESCRIPTION OF PROPERTY

Santa Cruz Province, Argentina

La Josefina Property

In March, 2007 HuntMountain Resources, through it’s Argentine subsidiary, Cerro Cazador S.A., was awarded, by successful bid, the exploration and development rights to the La Josefina Project from Fomento Minero de Santa Cruz Sociedad del Estado (Fomicruz S. E.).  Fomicruz S.E. is a company that is owned by the government of the Santa Cruz province in Argentina.

Location

The La Josefina property is contiguous with our El Gateado concession and is located in north central Santa Cruz Province about 160 kilometers NW of  the coastal town of Puerto San Julian and 120 kilometers NE of the town of Gobernador Gregores.  The mineral rights for the property are held by Fomicruz S.E. through 15 Manifestations of Discovery, tracts of exclusive mineral rights granted by the Provincial government.  At La Josefina these tracts cover approximately 204 square miles (52,770 hectares).

Agreement Terms

Cerro Cazador S.A’s bid to Formicruz included exploration expenditures of US$6 million over a 4 year period.  Pending the execution of a final exploration agreement, Cerro Cazador S.A. would have exclusive exploration and development rights of the property, which Fomicruz S.E. would continue to own.  If Cerro Cazador S.A. elected to take one or more mineral deposits into production, a Joint Venture company would be formed with Fomicruz S.E. having a 3.5% participating interest.  In addition to this participating interest, Fomicruz S.E. would also retain a 5% production royalty interest in any production taken from the property.  A formal exploration agreement is expected to be completed by the end of May, 2007.

History

Significant reconnaissance exploration by Fomicruz S.E. in collaboration with Instituto de Recursos Minerales of La Plata University began on the project in 1994.  Approximately $2,800,000 has been spent on exploration in this effort.  Since that time 3,900 meters of trenches and 4,100 meters of diamond core drilling were undertaken, and more than 8,000 rock and soil samples analyzed.  In addition, geophysical surveys were conducted over portions of the property.  This initial exploration led to the identification of multiple target areas which contain highly anomalous gold and silver values.  More recent work on the property was focused on four of these areas. Preliminary investigations indicate an internally-calculated resource of 150,000 ounces of gold, which remains open to expansion.  This estimation was obtained through discussions with Fomicruz S.E. personnel and does not conform to SEC Industry Guide 7 or Canada’s NI 43-101 resource calculation criteria.

Geology

Within the La Josefina property, epithermal gold and silver mineralization occurs in veins, shear zones, stockworks, brecciated bodies, and silicified sinter zones, contained within highly altered volcanic rocks of the Deseado Massif.  The occurrences are located along a 10 km belt of hydrothermal alteration that varies between 1 and 3 km in width.  Selected drill holes contain reported intercepts of as much as 23 grams/tonne (g/t) over 12.2 meters, and 164 g/t over 2 meters.  High grade values reported from surface trenching include 176 g/t over 3 meters, and 114 g/t over 7 meters.  Individual zones of mineralization vary in width from less than 1 meter to more than 100 meters, with strike lengths up to 2 kilometers.

Exploration Program

Cerro Cazador S.A. intends to concentrate on resource development in selected locations, based on its thorough review of the Fomicruz S.E. database.  This program will entail systematic, detailed drilling and trenching.  In addition, a small percentage of exploration expenditures will be allocated to property-wide reconnaissance to identify additional drill targets.

Bajo Pobré Property

In January HuntMountain Resources through its wholly-owned subsidiary Cerro Cazador S.A. signed a Letter of Intent with FK Minera S.A. to acquire a 100% interest in the Bajo Pobré gold property located in Santa Cruz Province, Argentina

Location

The Bajo Pobré property is located 90 kilometers South of Las Heras and 130 kilometers NE of the Cerro Vanguardia mine.  The property covers an area of approximately 120 square kilometers, consisting of both cateos and pertencia mining concessions.

Agreement Terms

The Company entered into a Letter of Intent with FK Minera S.A. wherein the Company can earn up to a 100% equity interest in the Bajo Pobré property by making cash payments and exploration expenditures over a five-year earn-in period.  The definitive agreement is expected to be signed in March 2007.

The required expenditures and ownership levels upon meeting those requirements are:

Year of the Agreement	Payment to FK Minera S.A.	Exploration Expenditures	Ownership
First Year	$50,000	$250,000	0%
Second Year	$50,000	$250,000	0%
Third Year	$75,000	$0	51%
Fourth Year	$75,000	$0	60%
Fifth Year	$75,000	$0	100%

After the fifth year, the Company shall pay FK Minera the greater of a 1% NSR royalty on commercial production or US$100,000 per year.  The Company has the option to purchase the NSR Royalty for a lump sum payment of US$1,000,000 less the sum of all royalty payments made to FK Minera to that point.

History

The property was discovered in 1970 and has been worked intermittently by several government entities and private companies.  Serious exploration began in the 1990’s with geologic mapping and surface sampling.  Assays from this sampling yielded values up to 40 grams per ton gold.  Drill targets identified from surface sampling were augmented in 2002 with additional targets derived from a geophysical survey.  In 2003 and 2004, the property saw a limited amount of exploration drilling which tested a small portion of these targets.

Geology

The geology of the area is dominated by Jurassic-aged, volcanic rocks of the Bajo Pobré formation.   Mineralization is characterized as epithermal in nature, comprised of numerous zones of quartz veining, vein breccias, and stock works with a cumulative strike length of more than 9 kilometers. Individual veins range from 0.5 meters to 6 meters in width.

Exploration Program

The Company plans to allocate the bulk of exploration expenditures to diamond core drilling of established targets after a thorough review of the database.  In addition, a small percentage of exploration expenditures will be allocated to property-wide reconnaissance to identify additional drill targets.

El Gateado Property

Location

The “El Gateado” property consists of a single cateo totaling 10 square kilometers. It is located 160 kilometers NW of Puerto San Julian and 120 kilometers NE of Gobernador Gregores.

History

Field reconnaissance work began in February 2006 with the completion of a topographic survey, base map generation, and a staked grid.  Detailed geologic mapping and outcrop channel sampling were completed for drill target identification.  Surface channel sampling yielded assay results up to 14 grams per ton gold.  In late 2006, a 1,500 meter diamond core drilling program was initiated on identified targets and completed in early 2007.  Assay results from this program are pending.

Geology

Mineralization on the property is localized within the volcanic and volcanoclastic Jurassic-aged Chonaike Formation. The precious metal occurrences are generally characterized as epithermal systems manifested in quartz vein and stockwork exposures.

Exploration Program

The Company has identified surface and sub-surface gold occurrences on El Gateado through its initial program of sampling and drilling, but has not yet established a precious metal resource.  Once the complete set of assay results from the initial drill program have received and analyzed, a follow up drill program will be planned and implemented to begin a resource definition. In addition, a small percentage of exploration expenditures will be allocated to property-wide reconnaissance to identify additional drill targets.

Other Santa Cruz Properties

In 2006, the Company was granted exclusive rights to explore three land positions, or exploration concessions called “Cateos,” in Santa Cruz province of Argentina and to retain 100% interest in any mineral deposit found within.

Location

The “El Alazan”, “El Overo”, and “El Tordillo”  properties form a contiguous land block located 220 kilometers NW of the port town of Puerto San Julian and 100 kilometers north of the town of Gobernador Gregores.  This entire property package covers an area approximately 300 square kilometers in size.

History

To date, there has been no known historic precious metal exploration conducted on these three properties. However, they cover areas of strong hydrothermal alteration and structural complexity conducive to precious metal discovery that have been indicated by satellite images.  They are also located adjacent to several known gold and silver occurrences.

Geology

Mineralization on the properties is localized within the volcanic and volcanoclastic Jurassic-aged Chonaike Formation. These precious metal occurrences are generally characterized as low-sulphidation epithermal systems manifested in quartz vein and stockwork exposures.

Exploration Program

The Company plans to conduct reconnaissance sampling and mapping in the first half of 2007 to identify potential drill targets.

United States

Dun Glen Gold Project, Nevada USA

Location

The Dun Glen Gold Project is a precious metal exploration property located in the historic Sierra district in Dun Glen Canyon on the west flank of the East Range in northern Pershing County, Nevada.  The project area consists of 94 contiguous unpatented lode mining claims covering approximately 1,700 acres within the Sierra Mining District.  It lies approximately 25 miles southwest of Winnemucca and 21 miles north of the Florida Canyon Mine and is accessed from U.S. Interstate 80 by a county-maintained 8-mile long dirt road.

Lease Terms

In early 2006, the Company entered into agreements to lease the properties comprising the Dun Glen Project with the option to purchase the claims. The initial lease/option term of the agreements is 10 years, renewable for an additional 10 years.  To date the Company has made advance royalty payments totaling $67,500.  Future annual advance royalty payments are as follows:

•

2nd Anniversary $45,000

•

3rd Anniversary $52,500

•

4th Anniversary $60,000

•

5th (and each anniversary thereafter) $72,500

During the term of the agreement, the Company has the option to purchase 86% of the claims for $5,000 upon delivery of a copy of an approved mine plan of operations or a final feasibility study approved by the Company’s management.  The seller will retain a 3% Net Smelter Return (“NSR”) royalty of which up to 2 percentage points may be purchased by the Company for $1,000,000 per percentage point.  NSR is generally defined as the gross value of the metals less the costs of smelting, refining and transportation.  The Company also has the option to purchase the remaining two claim blocks (or 14% of the claims) for $250,000 per block at any time during the term of the agreements.  Both the sellers will retain a 3% NSR royalty on production from their respective claim block, of which up to 2 percentage points may be purchased by the Company for $875,000 per percentage point.  The Company will maintain all of the claims referenced within the agreement in good standing during the lease period.  The Company may terminate the lease at any time upon 60 days notice.  Any prospective investors are free to obtain a copy of these agreements for their review and analysis.

Property History

Historic gold production within the Sierra district was recorded at 50,000 to 75,000 ounces lode gold and over 200,000 ounces of placer gold.  Mineral records indicate the most productive mines were the Auld Lang Syne, Black Hole, Monroe, and Auburn.  Historic mining never extended below the water table.  The Dun Glen Project covers the Auld Lang Syne, Black Hole, and Monroe. Previous modern exploration was conducted by Franco-Nevada Mining Corp. which subsequently merged with Newmont Mining, and five reverse-circulation holes were drilled to fulfill the contractual obligation of the merger.  Due to equipment-related logistical drilling problems only one hole was able to drill the edge of the vein-zone it targeted.  Exploration work consisting of detailed geologic mapping and surface rock sampling has also been conducted by Minterra Resource Corp. and Golden Patriot Corp.

Geology

Published mapping (Johnson, 1977), which has been used as an historical reference, shows a northeast striking west dipping sequence of Triassic rocks.  From bottom to top this includes the Koipato Group, Natchez Pass Formation, and Grass Valley Formation.  Major northeast trending faults and minor thrust faults are also shown.

Four prospective vein zone areas occur in the 10,000 foot long vein corridor within the Weaver Rhyolite member of the Koipato Group.  Three of these zones contain the Monroe-White Rock, Black Hole, and Auld Lang Syne-Golden Bell historic, gold-producing mines. The mesothermal-type veins are characterized by white milky quartz, with multistage silicification, brecciation, iron staining, and open space growth of quartz crystals.  Exposures in caved stopes and adits show the veins range up to 8 feet wide.  Some veins have clay along the footwall or hanging wall.  The margins of mafic dikes commonly control some individual veins.

The vein zone strikes range from north-south to slightly east of north.  Dips are typically steeply northeast to vertical.  Mineralization has historically been restricted to the quartz veins and included free gold, silver, galena, and sphalerite.  These zones contain individual veins up to 2,000 feet long and up to 8 feet wide with numerous intersecting and anastamosing subsidiary veins.  Exposed vertical extent is at least 600 feet from exposures on the tops of ridges to the bottom of the known workings at the valley bottoms.  Producing mesothermal-type gold veins in other districts in the world have vertical extents measured in thousands of feet.

Surface sampling of outcrops, dumps, and prospects throughout the district identified the extensive quartz veining stretching from southwest of the Monroe-White Rock Zone to the Auld Lang Syne/Golden Bell on the north.

Exploration Program

The Company’s 2006 exploration program has consisted of additional geologic mapping and the taking of approximately 1,400 rock, soil, and trench samples across the project area.  These samples have yielded values up to 5.26 oz/ton gold and 16.98 oz/ton silver.  A ground magnetic geophysical survey was conducted to identify a unique lithology coincident with deep structures that host gold mineralization.  An 8,000 foot HQ diamond core drilling program was planned and initiated in the 4th Quarter of 2006 to test targets beneath the historic surface mine workings and other conceptual targets.  Four holes were completed for a total of approximately 3,600 feet.  All holes intersected significant precious metal mineralization including five-foot assay intervals of 2.73, 1.23, 3.18, 1.77, 1.25, 0.94, 0.98, 2.21, and 1.87 grams per ton gold.  Several of these intervals fell within broader mineralized halos including 155 feet grading 0.34 grams per ton and 75 feet grading 0.45 grams per ton gold.  Significant silver was also intersected including five-foot assay intervals of 20.1, 26.5, 23.5, and 24.7 grams per ton.  This program was suspended for the winter and scheduled to resume in the spring of 2007.  Upon completion of the 2006 program, the Company intends perform offset drilling to follow up on intersected discoveries and to test several additional targets that were previously identified.

The Company has identified gold occurrences on the property, but has not yet defined a precious metal resource.

Canada

Abitibi Properties, Quebec

In June 2006, the Company entered into an agreement with Diagnos, Inc., (“Diagnos”) obtaining an exclusive option to acquire a 100 percent interest in two (2) prospective gold properties (the Lac à l’Eau Jaune and Malartic Surimau Projects) located in the Abitibi region of Québec, Canada.

Location

The Lac à l’Eau Jaune Project is located approximately eighteen miles southwest of the Chibougamau mining camp and is comprised of 21 claims totaling 2,900 acres.  The project area is accessible from Chibougamau via Road 167 south and Road 113 west toward the Chibougamau airport.  The Malartic Surimau Project covers 25 claims totaling 3,554 acres approximately 25 miles west of the Town of Val D’or and ten miles south of the Town of Cadillac and is accessible from Highway 117 by a maintained dirt road.  The property is separated into two blocks, with five claims lying directly north of the property’s main body.

Property Acquisition Terms

The Company paid Diagnos $70,000 for the two Properties and will acquire a 100% interest by conducting an initial exploration program comprised of at least three drill holes on each property.  Upon completion of the initial drilling programs, the Company will have the option to select up to an additional seven (7) properties in which it may acquire a 100% interest by paying Diagnos a sum of $40,000 and completing a three-hole exploration drilling program for each property.  The option will expire if the initial two properties are not drilled by March 31, 2010.

For each economic discovery made on any of the acquired Properties, the Company will pay Diagnos a bonus of $500,000.  The Company will also grant Diagnos a 2% Net Smelter Royalty (“NSR”) for economic discoveries made on the initial or additional properties, but will retain the option to acquire 1% of the NSR upon payment of $1 million to Diagnos within five (5) years of making the economic discovery.  An economic discovery is defined in the agreement as being the production of a positive feasibility study for a given project in compliance with Canada’s National Instrument 43-101.

Geology

Malartic Surimau Property:

The Archaean Malartic gold mines are located along the Larder Lake-Cadillac Fault zone, in the Abitibi sub-province of the Superior Province, some 20 km west of Val d'Or in Quebec,Canada.  Historically the main mines of the district - East Canadian, Barnat, Sladen and Canadian Malartic - had produced over 162 tonnes of gold to 2000.

The district straddles the faulted contact between the mafic to ultramafic volcanics of the Piché Group to the north and the greywacke-mudstone sequence of the Pontiac Group to the south.   The majority of the gold mineralization is found within the sediments where it is spatially associated with small monzonite porphyry bodies, younger diorite intrusives and crosscutting brittle (silicified) faults.  The host succession has been subjected to NE trending F1 folds, asymmetric F2 folds with a SE striking penetrative S2 cleavage which is in turn paralleled by brittle faults.   The monzodiorite intrusives predate F2, while a series of significant ESE trending brittle faults occur near the volcanic-sediment boundary.  Two main styles of mineralization are observed, namely:

1.

elongate zones of disseminated auriferous pyrite in fractured and silicified greywacke and adjacent monzodiorite porphyry along ESE striking and S2 parallel faults,

2.

stockwork zones of quartz-albite-K feldspar veinlets and intervening disseminated pyrite in intensely fractured and altered porphyritic monzodiorite and diorite adjacent to faults.

The alteration includes K and Na feldspar addition, carbonization and silicification in the sediments and by biotite development in the intrusives.   Pyrite constitutes 5 to 10% of the altered greywackes and monzodiorites, and 5 to 20% of the mineralized diorite which also contains abundant magnetite.

Lac à l’Eau Jaune:

The Chibougamau District of northern Quebec, some 350 km to the north-east of Val d'Or, has produced in excess of 1,050 tonnes (33.75 Moz) of gold to date from a variety of styles of ore, but is mostly characterized by copper-gold vein deposits distinct from typical greenstone hosted quartz-carbonate veins. The deposits of the district range from volcanogenic massive sulphides with Cu, Zn & Ag; to gold bearing sulphide veins with associated Ag, Zn, Pb, As & Sb; to Cu-Au and Au-Cu veins with varying amounts of sulphides; and auriferous quartz veins with minor chalcopyrite. Most of the Cu-Au deposits are localized in SE trending ductile shear zones and are within meta-anorthosite and gabbroic hosts.

Exploration Program

To date, the Company has not started its exploration program on these properties.  To date, the Company has not identified any reserves on the Lac à l’Eau Jaune or Malartic Surimau properties.

ITEM 3.

LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Registrant is a party or of which any of its property is subject.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

ITEM 5.

MARKET FOR COMMON EQUITY AND RELATED

STOCKHOLDER MATTERS

(a)

Market Information

The Common Stock of the Company is traded in the over the counter market on the NASD Bulletin Board under the symbol “HNTM”.  The shares were listed for trading during the third quarter of 2005.  From 2002 until that time, the shares had been traded in the over the counter market on the NASD Bulletin Board under the symbol “MMLC”.  The following table shows the high and low closing sales prices for the Common Stock for each quarter since January 1, 2005.  The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Year Ended 12/31/05

High Closing

Low Closing

First Quarter

.16

.09

Second Quarter

.40

.20

Third

Quarter

.43

.31

Fourth

Quarter

.32

.23

Year Ended 12/31/06

First Quarter

.42

.20

Second Quarter

.61

.38

Third Quarter

.65

.44

Fourth Quarter

.80

.56

(b)

Holders

There are approximately 1,535 holders of the Registrant's common equity at the date hereof.

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

The maximum number of shares available for issue pursuant to the stock option plan adopted by the Company is currently set at 3,000,000 shares. At March 15, 2007, there were 1, 350,000 options granted pursuant to the Plan.

Securities Authorized for Issuance Under Equity Compensation Plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1) (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by shareholders	1,350,000	$0.345	1,650,000
Equity compensation plans not approved by shareholders	-0-	-0-	-0-
Total	1,350,000	$0.345	1,650,000

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

(e)

Unregistered Sales

On March 23, 2005 the Company entered into a Stock Purchase Agreement with the Hunt Family Limited Partnership, a Washington Limited Partnership (“HFLP”). Pursuant to the terms of the Agreement HFLP purchased 7,722,066 shares of Metaline common stock or 51.48% of the total authorized shares of Metaline.  The purchase price of the shares was $0.065 per share which resulted in gross proceeds of $501,934.29 to the Company. In addition HFLP was granted warrants, exercisable for a period of 5 years, for the purchase of an additional 15,444,132 shares of Metaline common stock at a price of $0.065 per share, if and when the capitalization of the Company were increased. On March 24, 2006, HFLP exercised all of their 15,444,132 common stock purchase warrants, resulting in gross proceeds of $1,003,869 to the Company.  On August 1, 2005, the shareholders approved the merger of Metaline Mining and Leasing Company with and into HuntMountain Resources.  Effective with this merger, the Company’s capitalization was increased to three hundred million (300,000,000) shares of $0.001 par value Common Stock authorized.  There was no commission paid, directly or indirectly, to any person in conjunction with the Stock Purchase Agreement. The sale was made pursuant to a Section 4(2) exemption from registration under the Securities Act of 1933.

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

In December, 2006, the Company sold 300,000 units at a price of $0.43 to Hunt Family Limited Partnership (HFLP), a Washington Limited Partnership controlled by the Company’s Chairman and CEO as part of a private placement.  Each unit was comprised of one share of the Company’s common stock and one redeemable warrant to purchase one share of the Company’s common stock, exercisable at $0.60 for a period of 2 years.  The private placement was made pursuant to a Regulation D Rule 506 exemption from registration under the Securities Act of 1933, as amended. There was no commission paid, directly or indirectly, to any person in conjunction with the sale of the units. The Company received gross proceeds of $129,000 from the offering.  In connection with the transaction, the Company issued warrants to acquire an additional 300,000 shares of common stock at a price of $0.60 per share.

ITEM 6.

MANAGEMENT'S DISCUSSION & ANALYSIS AND PLAN OF OPERATION

The Company intends to engage in the exploration, development, and if warranted, the mining of properties containing gold, silver, and associated base metals.  As of December 31, 2006, the Company had interests in eight properties – five in the Santa Cruz province of Argentina, two in Québec, and one in Nevada.  As of March 2007, the Company was the successful bidder, subject to the completion of a formal exploration agreement, for an additional gold property, La Josefina, in Santa Cruz Province, Argentina.

Dun Glen Gold Project

In March 2006, the Company acquired an interest in an exploration property in the state of Nevada called the Dun Glen property.  The Dun Glen Gold Project is located in northern Pershing County, Nevada and lies approximately 25 miles southwest of Winnemucca and 21 miles north of the Florida Canyon Mine.  The project area consists of approximately 1,700 acres of unpatented lode mining claims within the Sierra Mining District, an area with historic published production of at least 250,000 ounces of gold from both lode and placer sources.  The property encompasses a high-grade gold-bearing structural corridor over 10,000 feet long and is surrounded by extensive historic placer mines and occurrences. From 1862 through the early 20th century, varying levels of gold production occurred at a number of small underground mines that lie within the project area.

To date, the Company has confirmed multiple surface and subsurface gold occurrences but has yet to identify and outline a potential precious metal resource. In 2007, the Company plans to expand and infill soil sample grids in an effort to better define existing targets and to identify additional hidden targets. The Company also plans to continue drill testing prioritized targets with favorable coincident geochemistry, geophysics, and geology.

Abitibi Region Quebec, Canada Properties

The Company has an agreement with a consultant in Québec to oversee and conduct exploration on these properties.  Initial exploration will focus on the Lac à l’Eau Jaune property and will include geologic mapping, line cutting, geophysical surveys, surface outcrop sampling and trenching.

Santa Cruz, Argentina Properties

In March 2007, the Company, through its Argentine subsidiary, Cerro Cazador S.A., finalized the exploration agreement for the Bajo Pobré property located in the Santa Cruz province of Argentina. This property added approximately  120 square kilometers to the Company’s  property position.

In 2007, the Company plans to continue reconnaissance mapping and sampling on El Alazan, El Tordillo and El Overo to asses their overall potential and to identify any existing precious metal anomalies. Pending first round drill results at El Gateado, a second round of drilling will be designed and implemented to begin delineation of a resource. At Bajo Pobré, planned work will include a detailed review and field check of the work completed by former explorers, check sampling of known gold anomalies, and a preliminary drill test of prioritized targets.  Pending the successful completion of an exploration agreement for the La Josefina property, check sampling of known gold mineralization and resource delineation drilling will commence.

While specific exploration budgets have not yet been developed, the Company believes it has access to adequate financial resources to conduct the anticipated exploration programs. The Company also anticipates that it will be required to raise additional capital during the next twelve months. The amount and source of capital that may be required is unknown at this time.

Additionally, the Company engages the services of consultants when needed to assist in the identification of mineral properties for possible acquisition and in planning and executing exploration programs. One of these consultants is acting as the Company’s General Manager – Argentina and is assisting the Company in the identification of mineral properties in Argentina, and potentially elsewhere in South America, for possible acquisition and exploration.

The Company continues to evaluate exploration and advanced stage precious metal properties for acquisition throughout North and South America, including the Great Basin of the southwest United States, Canada, and Argentina.  For the foreseeable future, the Company anticipates that it will continue to utilize the services of consultants, in addition to its own employees, to carry out its business.

ITEM 7.

 FINANCIAL STATEMENTS

HUNTMOUNTAIN RESOURCES

AND SUBSIDIARIES

(Formerly Metaline Mining & Leasing Company)

(A Development Stage Enterprise)

Consolidated Financial Statements and Independent Auditors’ Report

December 31, 2006 and 2005

HuntMoutain Resources and Subsidiaries

(Formerly Metaline Mining & Leasing Company)

(A Development Stage Enterprise)

Contents

Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

17

CONSOLIDATED FINANCIAL STATEMENTS:

Consolidated balance sheets

18

Consolidated statements of income

19

Consolidated statements of stockholders’ equity

20

Consolidated statements of cash flows

21

Notes to consolidated financial statements

22

HuntMountain Resources and Subsidiaries
(Formerly Metaline Mining & Leasing Company)
(A Development Stage Enterprise)
Consolidated Balance Sheets
	December 31,
	2006	2005
Assets

CURRENT ASSETS:
Cash and cash equivalents:
Cash	$ 207,309	$ 18,467
Short-term cash investments	89,882	882,695
Total cash and cash equivalents	297,191	901,162

Prepaid expenses	18,625	19,739
Total current assets	315,816	920,901

EQUIPMENT:
Office equipment	11,216	4,216
Less accumulated depreciation	3,275	702
	7,941	3,514
OTHER ASSETS:
Investments	7,331	29,284
Property purchase option	70,000	-
	77,331	29,284
Total assets	$ 401,088	$ 953,699

Liabilities and Stockholders’ Equity

CURRENT LIABILITIES:
Trade accounts payable	$ 44,125	$ 3,500
Accrued wages and related taxes	16,907	8,981
Total current liabilities	61,032	12,481

STOCKHOLDERS’ EQUITY:
Common stock – 300,000,000 shares, $0.001 par value, authorized;
32,266,285 and 16,500,000 shares issued and outstanding, respectively	32,266	16,500
Preferred stock – 10,000,000 shares, $0.001 par value, authorized;
-0- shares issued and outstanding	-	-
Additional paid-in capital	2,424,570	1,019,616
Retained earnings	90,527	90,527
Deficit accumulated during the development stage	(2,201,534)	(187,887)
Accumulated other comprehensive income (loss)	(5,773)	2,462
Total stockholders’ equity	340,056	941,218
Total liabilities and stockholders’ equity	$ 401,088	$ 953,699
See accompanying notes to consolidated financial statements.

HuntMountain Resources and Subsidiaries
(Formerly Metaline Mining & Leasing Company)
(A Development Stage Enterprise)
Consolidated Statements of Income

			From Inception
			of Development Stage
	Years Ended December 31,		July 1, 2005 through
	2006	2005	December 31, 2006
INCOME:
Dividend and interest income	$ 53,521	$ 18,085	$ 65,235

EXPENSES:
Professional fees	50,701	80,648	97,265
Marketing	95,766	22,639	106,967
Exploration expenses	1,115,462	-	1,115,462
Travel expenses	84,043	16,737	95,542
Administrative and office expenses	117,472	51,875	158,895
Payroll expenses	314,845	84,192	399,036
Stock option compensation expense	67,000	4,000	71,000
Stock options issued for services	220,850	900	221,750
Depreciation expense	2,572	702	3,275
	2,068,711	261,693	2,269,192
LOSS BEFORE OTHER INCOME	(2,015,190)	(243,608)	(2,203,957)

OTHER INCOME:
Income from partnership interest	1,543	1,280	2,423

NET LOSS	$(2,013,647)	$ (242,328)	$(2,201,534)

BASIC LOSS PER SHARE, based on
weighted-average shares outstanding	$ (0.07)	$ (0.02)

WEIGHTED-AVERAGE COMMON
SHARES OUTSTANDING	27,155,967	13,704,099

See accompanying notes to consolidated financial statements.

HuntMountain Resources and Subsidiaries
(Formerly Metaline Mining & Leasing Company)
(A Development Stage Enterprise)
Consolidated Statements of Stockholders’ Equity				Years Ended December 31, 2006 and 2005
					Deficit
					Accumulated	Accumulated
	Number of	Common	Additional		During The	Other
	Shares	Stock	Paid-In	Retained	Development	Comprehensive
	Outstanding	Amount	Capital	Earnings	Stage	Income (Loss)	Total

BALANCES, DECEMBER 31, 2004	7,277,934	$ 379,282	$ -	$ 144,968	$ -	$ 1,061	$ 525,311

Common stock issued for cash	9,222,066	503,434	148,500	-	-	-	651,934
Stock options issued to employees	-	-	4,000	-	-	-	4,000
Stock options issued for services	-	-	900	-	-	-	900
Reclassification due to par value change	-	(866,216)	866,216	-	-	-	-
Comprehensive loss:
Unrealized gain on marketable securities	-	-	-	-	-	1,401	1,401
Net loss	-	-	-	(54,441)	(187,887)	-	(242,328)
Comprehensive loss							(240,927)

BALANCES, DECEMBER 31, 2005	16,500,000	16,500	1,019,616	90,527	(187,887)	2,462	941,218

Common stock issued for cash	15,744,132	15,744	1,117,126	-	-	-	1,132,870
Exercise of stock options	18,153	18	(18)	-	-	-	-
Stock options issued to employees	-	-	67,000	-	-	-	67,000
Stock options issued for services	-	-	220,850	-	-	-	220,850
Common stock issued to rectify imbalance	4,000	4	(4)	-	-	-	-
Comprehensive loss:
Unrealized loss on marketable securities	-	-	-	-	-	(8,235)	(8,235)
Net loss	-	-	-	-	(2,013,647)	-	(2,013,647)
Comprehensive loss							(2,021,882)
BALANCES, DECEMBER 31, 2006	32,266,285	$ 32,266	$ 2,424,570	$ 90,527	$ (2,201,534)	$ (5,773)	$ 340,056
See accompanying notes to consolidated financial statements.

HuntMountain Resources and Subsidiaries
(Formerly Metaline Mining & Leasing Company)
(A Development Stage Enterprise)

Consolidated Statements of Cash Flows
			From Inception
	Years Ended		of Development Stage
	December 31,		July 1, 2005 through
	2006	2005	December 31, 2006

Increase (Decrease) in Cash and Cash Equivalents

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,013,647)	$ (242,328)	$ (2,201,534)
Adjustments to reconcile net loss to
net cash used in operating activities
Depreciation	2,572	702	3,274
Stock option compensation expense	67,000	4,000	71,000
Common stock issued for services	220,850	900	221,750
Gain on sale of precious metal investments	(15,194)	-	(15,194)
(Increase) decrease in prepaid expenses	1,114	(19,739)	(18,625)
Increase in accrued liabilities	48,551	12,481	48,032
Net cash used in operating activities	(1,688,754)	(243,984)	(1,891,297)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property purchase option	(70,000)	-	(70,000)
Sale of precious metal investments	28,913	-	28,913
Acquisition of equipment	(7,000)	(4,216)	(11,216)
Net cash used in investing activities	(48,087)	(4,216)	(52,303)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common stock	1,132,870	651,934	1,132,870

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	(603,971)	403,734	(810,730)

CASH AND CASH EQUIVALENTS, BEGINNING
OF YEAR/PERIOD	901,162	497,428	1,107,921

CASH AND CASH EQUIVALENTS, END
OF YEAR/PERIOD	$ 297,191	$ 901,162	$ 297,191

See accompanying notes to consolidated financial statements.

HuntMountain Resources and Subsidiaries

(Formerly Metaline Mining & Leasing Company)

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Organization:

HuntMountain Resources (the Company), a Nevada corporation, was formed in 2005.  Metaline Mining and Leasing Company, a Washington state corporation since 1927, merged with and into the Company in August 2005.  The Company’s business plan has been to actively seek to acquire an interest in exploration properties in North and South America.  As of the end of 2006, the Company had acquired one exploration property in Nevada, four properties in the province of Santa Cruz in Argentina, and two properties in Quebec.  In addition, the Company, through its subsidiary, Cerro Cazador S.A., entered into a Letter of Intent to acquire an additional property in the Santa Cruz province of Argentina.  The final agreement for that acquisition is expected to be signed during the first quarter of 2007.  The Company continues to actively evaluate property and data packages in order to acquire an interest in additional properties in North and South America.

Summary of Significant Accounting Policies:

a.

The accompanying consolidated financial statements include the accounts of HuntMountain Resources (HMR), a Nevada corporation, its wholly-owned Canadian subsidiary HuntMountain Resources LTD (HMR LTD), HMR’s wholly-owned subsidiary HuntMountain Investments, LLC (HMI), and Cerro Cazador S.A. (CCSA), an Argentine subsidiary 95% owned by HMR and 5% owned by HMI.

HMR LTD is incorporated in British Columbia and provincially registered in Yukon.  HMR LTD was formed for the purpose of holding Canadian exploration properties, should the Company acquire an interest in any such properties.  HMI was incorporated for the specific purpose of holding shares in subsidiary companies.  CCSA was formed in Argentina for the purpose of holding Argentine exploration properties and executing agreements in Argentina.

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

HuntMountain Resources and Subsidiaries

(Formerly Metaline Mining & Leasing Company)

(A Development Stage Enterprise)

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

Summary of Significant Accounting Policies (continued):

e.

Equipment is stated at cost and is depreciated on the straight-line basis over an estimated useful life of 3 years.

f.

The Company’s marketable securities are stated at estimated fair value at the balance-sheet dates and unrealized gains and losses are reported in stockholders’ equity as accumulated other comprehensive income (loss).  All such securities are considered to be available-for-sale.  Gains and losses are determined using the specific identification method.  Investments in coins (gold Krugerrands and silver rounds) were liquidated during 2006.

g.

Basic earnings per share are computed using the weighted average number of shares outstanding during the years (27,155,967 in 2006 and 13,704,099 in 2005).

h.

Deferred income tax is provided for differences between the bases of assets and liabilities for financial and income tax reporting.  A deferred tax asset, subject to a valuation allowance, is recognized for estimated future tax benefits of tax-basis operating losses being carried forward.

i.

The Company accounts for stock options using Statement of Financial Accounting Standards (SFAS) No. 123R, as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, for the accounting and reporting of stock option expense.  During 2006, the Company granted 1,180,000 stock options and 1,030,000 stock options vested during the year.  The Company recognized stock-based compensation expense for options vested during 2006 of $67,000 for services performed by employees and $220,850 for services performed by outside parties, including the Company’s directors.  Expenses were calculated using the Black-Scholes Option Pricing Calculation model utilizing the assumptions shown in note 7.  The remaining options will vest in 2007 and 2008.

j.

In July 2006, Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109, Accounting for Income Taxes.  FIN No. 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.  FIN No. 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  The interpretation applies to all tax positions related to income taxes subject to SFAS No. 109, Accounting for Income Taxes.  FIN No. 48 is effective for fiscal years beginning after December 15, 2006.  Differences between the amounts recognized in the balance sheets prior to the adoption of FIN No. 48 and the amounts reported after adoption should be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings.  The Company does not expect the adoption of this statement to have a material effect on its financial condition, results of operations, or cash flows.

HuntMountain Resources and Subsidiaries

(Formerly Metaline Mining & Leasing Company)

(A Development Stage Enterprise)

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

Summary of Significant Accounting Policies (continued):

k.

In May 2005, FASB issued SFAS No. 154, Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3.  SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change.  SFAS No. 154 does not change the guidance for reporting the correction of an error in previously issued financial statements or a change in accounting estimate.  The provisions of SFAS No. 154 shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  The Company does not expect the adoption of this statement to have a material effect on its financial condition, results of operations, or cash flows.

l.

In September 2006, FASB issued SFAS No. 157, Fair Value Measurements.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value under accounting principles generally accepted in the United States of America, and expands disclosures about fair value measurements.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  The Company is currently evaluating the impact the adoption of this statement could have on its financial condition, results of operations, and cash flows.

m.

The Company’s financial instruments as defined by SFAS No. 107, Disclosures about Fair Value of Financial Instruments, include cash.  All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2006.

n.

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

o.

Certain amounts in the 2005 financial statements have been reclassified to conform with the 2006 presentation with no effect on previously reported net loss.

HuntMountain Resources and Subsidiaries

(Formerly Metaline Mining & Leasing Company)

(A Development Stage Enterprise)

NOTE 2 — INVESTMENTS:

The Company had the following investments:

December 31,

2006

2005

Coin:

At fair value

$

-

$

21,953

Partnership interest in two units of Pondera Partners, Ltd.,

a drilling project located in Teton County, Montana (at

cost less equity in partnership losses)

7,331

7,331

Marketable securities:

Cost

5,877

5,877

Gross unrealized holding loss

   (5,877)

   (5,877)

$

7,331

$

29,284

Marketable securities consisted of the following investments which have been previously written down to a carrying value of zero:

•

25,000 shares of Capitol Silver Mines, Inc., a development-stage company

•

31,151 shares of Carson Industries Corporation, which is currently involved in oil and gas exploration

NOTE 3 — PROPERTY PURCHASE OPTION:

On June 19, 2006, the Company entered into an agreement with Diagnos, Inc., (Diagnos) obtaining an exclusive option to acquire a 100% interest in two prospective gold properties located in the Abitibi region of Québec, Canada.  The properties consist of 46 claims covering approximately 6,500 acres.

The Company will acquire a 100% interest in the properties by paying Diagnos a sum of $70,000 and by conducting an initial exploration program comprised of at least three drill holes on each property.  During the year ended December 31, 2006, the Company paid the $70,000 fee, which is shown as property purchase option on the consolidated balance sheets.  Upon completion of the initial drilling programs, the Company will have the option to select up to an additional seven properties in which it may acquire a 100% interest by paying Diagnos a sum of $40,000 and completing three-hole exploration drilling programs for each property.  The option will expire if the initial two properties are not drilled within 48 months from the effective date of the agreement.

For each economic discovery made on any of the acquired properties, the Company will pay Diagnos a bonus of $500,000.  The Company will also grant Diagnos a 2% Net Smelter Royalty (NSR) for economic discoveries made on the initial or additional properties, but will retain the option to acquire 1% of the NSR upon payment of $1 million to Diagnos within five (5) years of making the economic discovery.  An economic discovery is defined in the agreement as being the production of a positive feasibility study for a given project in compliance with Canada’s National Instrument 43-101.

HuntMountain Resources and Subsidiaries

(Formerly Metaline Mining & Leasing Company)

(A Development Stage Enterprise)

NOTE 4 — FEDERAL INCOME TAXES:

At December 31, 2006 and 2005, the Company had deferred tax assets which were fully reserved by valuation allowances.  Following are the components of such assets and allowances:

December 31,

2006

2005

Deferred tax assets arising from:

Net operating loss carryforwards

$

302,047

$

35,614

Less valuation allowance

  (302,047)

  (35,614)

     Net deferred tax assets

$

-

$

-

At December 31, 2006, the Company had federal tax-basis net operating loss carryforwards totaling approximately $1,900,000, which will expire in various amounts between 2023 and 2026.

NOTE 5 — CONCENTRATION OF CREDIT RISK:

The Company maintains its cash and cash equivalents in multiple financial institutions.  Balances in the United States are insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000 per institution.  Balances on deposit may occasionally exceed FDIC insured amounts.

NOTE 6 — SALES OF COMMON STOCK:

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

Additionally, during the year ended December 31, 2005, the Company completed a private placement of 1,500,000 special warrants at a price of $0.10 per special warrant.  Each special warrant was automatically converted into one share of the Company’s common stock upon the increase of the Company’s capitalization sufficient to permit the conversion of the warrants.  The warrants were all converted to common stock subsequent to the Company’s increased capitalization approved by the stockholders at the Annual Meeting on August 1, 2005, and the special warrants were cancelled.  The private placement was made pursuant to a Regulation D Rule 506 exemption from registration under the Securities Act of 1933, as amended.  The special warrants were offered and sold to a total of six investors, all of whom are accredited investors.  There was no commission paid, directly or indirectly, to any person in conjunction with the sale of the special warrants.  The Company received gross proceeds of $150,000 from the offering. During the year ended December 31, 2006, 15,444,132 warrants were exercised and, in accordance with the terms of the warrants, resulted in the issuance of 15,444,132 shares of the Company’s common stock.  The warrants were exercised at a price of $0.065 per share.  The Company received gross proceeds of $1,003,869 from the exercise of the warrants.

HuntMountain Resources and Subsidiaries

(Formerly Metaline Mining & Leasing Company)

(A Development Stage Enterprise)

NOTE 6 — SALES OF COMMON STOCK (continued):

Also during the year ended December 31, 2006, the Company entered into and completed an agreement to sell 300,000 units to an entity controlled by the Company’s Chairman and CEO.  Each unit was priced at $0.43 and consisted of one share of the Company’s $0.001 par value common stock and one warrant to purchase one share of the Company’s $0.001 par value common stock at a price of $0.60 for a period of two years.  The Company received proceeds of $129,000 related to the transaction.  As of December 31, 2006, none of these warrants have been exercised, leaving 300,000 warrants outstanding.

NOTE 7 — STOCK OPTION PLAN:

The Company’s 2005 Stock Plan permits the granting of up to 3,000,000 non-qualified stock options, incentive stock options, and restricted shares of common stock to employees, directors, and consultants.  As of December 31, 2006, there were 1,350,000 stock options granted to employees and consultants, of which 1,050,000 are vested.  These options were granted to employees and consultants to the Company.

For purposes of calculating the fair value of options, volatility for the two years presented is based on the historical volatility of the Company’s common stock over its public trading life.  The Company currently does not foresee the payment of dividends in the near term.  The fair value for these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Years Ended

December 31,

2006

2005

Weighted average risk-free interest rate

4.89%

3.56%

Weighted average volatility

75.00%

70.48%

Expected dividend yield

-

-

Weighted average expected life (in years)

2.00

2.00

Weighted fair value (in dollars)

$1.78

$0.26

Expenses of $67,000 for stock options issued to employees and $220,850 for stock options issued to non-employees, including consultants and directors, were recorded in 2006.  This compares to expenses of $4,000 for stock options issued to employees and $900 for stock options issued to non-employees in 2005.  Expenses for the remaining options will be recorded as they vest in 2007 and 2008.  The following table summarizes the terms of the options outstanding at December 31, 2006:

HuntMountain Resources and Subsidiaries

(Formerly Metaline Mining & Leasing Company)

(A Development Stage Enterprise)

NOTE 7 — STOCK OPTION PLAN (continued):

At December 31, 2006, the following 2005 plan options were outstanding:

Remaining

Weighted

Contractual

Exercise

Number of

Average

Life

Number

  Prices

  Options

Exercise Price

  (in years)

Exercisable

$

0.20

90,000

$

0.20

3.26

40,000

0.25

700,000

0.25

3.58

600,000

0.30

100,000

0.30

4.24

50,000

0.34

10,000

0.34

4.48

10,000

0.37

10,000

0.37

4.50

10,000

0.38

50,000

0.38

4.58

-

0.45

150,000

0.45

4.75

150,000

0.55

10,000

0.55

4.84

10,000

0.58

25,000

0.58

4.93

25,000

0.60

5,000

0.60

4.96

5,000

  0.63

     200,000

     0.63

5.00

      150,000

1,350,000

$

0.35

3.27

1,050,000

The following summarizes option activity for the years presented:

Weighted-Average

Shares

Exercise Price

Under Option

       Per Share

Balance, at January 1, 2005

-

$

0.00

Issued

     190,000

0.26

Balance at January 1, 2006

190,000

0.26

Issued

1,170,000

0.35

Exercised

(18,153)

0.26

Cancelled

20,000

0.28

Forfeited (cashless purchase)

      (11,847)

   0.26

Balance at December 31, 2006

1,350,000

$

0.35

Options outstanding at December 31, 2006, have a remaining contractual life of approximately three years.

HuntMountain Resources and Subsidiaries

(Formerly Metaline Mining & Leasing Company)

(A Development Stage Enterprise)

NOTE 8 — LEASES:

The Company has lease commitments on two mineral properties and two facilities.  The leased facilities are the offices and storage space in Liberty Lake, Washington, and Winnemucca, Nevada.  The leased mineral properties are the Dun Glen property in Nevada and the Bajo Pobré property in the Santa Cruz province of Argentina.  The annual lease obligations are:

                          Lease Obligations

Year

Properties

Facilities

Total

2007

$

87,500

$

33,357

$

120,857

2008

95,000

22,957

117,957

2009

127,500

22,957

150,457

2010

143,000

22,957

165,957

2011

147,500

22,957

170,457

NOTE 9 — SUBSEQUENT EVENTS:

As of January 31, 2007, HuntMountain Resources has obtained an unsecured loan for multiple advances up to $2,000,000 from Tim Hunt, the Company’s Chairman and CEO, and/or entities controlled by Mr. Hunt, for the specific purpose of providing working capital, surety, bonding and/or indemnification purposes for HuntMountain Resources and its subsidiaries.  The maturity on the loan(s) shall be not more than 180 days beyond the date of the note(s).  The simple interest rate shall be not more than eleven percent (11%) per annum on the actual day’s accrual basis.  A loan fee shall not exceed one percent (1%).  It is the understanding of the parties that the loan is to be repaid through receipt of cash from securities sales in a HuntMountain Resources private placement.  At the creditor’s discretion the outstanding principal and interest may be converted into units, valued at $0.43, with each unit consisting of one share of common stock and one warrant to acquire one additional share of common stock at $0.60 for a period up to 2 years.

On March 27, 2007, the Company, through its Argentine subsidiary, Cerro Cazador S.A., signed a definitive lease purchase agreement with FK Minera S.A. to acquire a 100% interest in the Bajo Pobré gold property located in Santa Cruz Province, Argentina.  The Company may earn up to a 100% equity interest in the Bajo Pobré property by making cash payments and exploration expenditures over a five-year earn-in period.  The required expenditures and ownership levels upon meeting those requirements are:

Payment to

Exploration

Year of the Agreement

FK Minera S.A.

Expenditures

Ownership

First year

$

50,000

$

250,000

0%

Second year

50,000

250,000

0

Third year

75,000

-

51

Fourth year

75,000

-

60

Fifth year

75,000

-

100

HuntMountain Resources and Subsidiaries

(Formerly Metaline Mining & Leasing Company)

(A Development Stage Enterprise)

NOTE 9 — SUBSEQUENT EVENTS (continued):

After the fifth year, the Company shall pay FK Minera S.A. the greater of a 1% NSR on commercial production or $100,000 per year.  The Company has the option to purchase the NSR for a lump-sum payment of $1,000,000 less the sum of all royalty payments made to FK Minera S.A. to that point.

In March 2007, the Company, through its Argentine subsidiary, Cerro Cazador S.A., was the successful bidder for the exploration and development rights to the La Josefina Project from Fomento Minero de Santa Cruz Sociedad del Estado (Fomicruz S.E.).  Fomicruz S.E. is a company that is owned by the government of the Santa Cruz province in Argentina.  The bid included exploration expenditures of $6 million over a 4-year period.  Upon completion of a formal exploration agreement, Cerro Cazador S.A. would have exclusive exploration and development rights of the property, which Fomicruz S.E. would continue to own.  If Cerro Cazador S.A. elected to take one or more mineral deposits into production, a Joint Venture company would be formed with Fomicruz S.E. having a 3.5% participating interest.  In addition to this participating interest, Fomicruz S.E. would also retain a 5% production royalty interest in any production taken from the property.  A formal exploration agreement is expected to be completed by the end of May, 2007.

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

ITEM 8A.

CONTROLS AND PROCEDURES

Tim Hunt and Ron Schutz, the Registrant’s Chief Executive Officer and Chief Financial Officer respectively have evaluated the Registrant’s disclosure controls and procedures within 90 days of the filing date of this annual report.  Based upon this evaluation, the Registrant’s Chief Executive Officer and Chief Financial Officer concluded that the Registrant’s disclosure controls and procedures are effective in ensuring that material information required to be disclosed is included in the reports that it files with the Securities and Exchange Commission.

ITEM 8B.

OTHER INFORMATION.

None.

PART III

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS,  PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

Information regarding directors of the Company is incorporated by reference to the sections entitled “Election of Directors” and “Executive Officers and Directors” in our Definitive Information Statement to be filed with the Securities and Exchange Commission.

ITEM 10.

EXECUTIVE COMPENSATION

Reference is made to the information set forth under the caption “Compensation of Directors and Officers” in the Definitive Information Statement, which information is incorporated by reference in this report on Form 10-KSB.

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

AND MANAGEMENT

Reference is made to the information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Definitive Information Statement, which information is incorporated by reference in this report on Form 10-KSB.

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

During 2006 and 2005, the Company entered into the following transactions with related parties:

1.

Paid $28,762 in 2006 and $12,492 in 2005 for office lease payments to a partnership controlled by the Chairman and Chief Executive Officer of the Company.

2.

Paid $30,472 in 2006 and $42,290 in 2005 in reimbursements for equipment and wage-related payments made on the Company’s behalf by a company controlled by the Chairman and Chief Executive Officer of the Company.

ITEM 13.

EXHIBITS

(a) The following documents are filed as part of the report:

1. Financial Statements

*  Independent Auditors' Reports

*  Balance Sheets at December 31, 2006 and 2005

    Statements of Income (Loss)

    for the years ended December 31, 2006 and 2005

*  Statements of Stockholders' Equity

    for the years ended December 31, 2006 and  2005

*  Statements of Cash Flows

    for the years ending December 31, 2006 and 2005

*  Notes to Financial Statements

2. Exhibits required by Item 601 (1)

(3)(i)

Articles of Incorporation (2)

(3)(ii)

Bylaws (2)

(10)

Material contracts  (2).

(13)

Annual or quarterly reports, Form 10-Q(2)

(14)

Code of Ethics

(21)

Subsidiaries of the registrant

(31)

 Rule 13a-14(a)/15d-14(a) Certifications

(31)(i)

Certification of Tim Hunt

(31)(ii) Certification of Ronald E. Schutz

(32)

Section 1350 Certifications

(32)(i)

Certification of Tim Hunt

(32(ii) Certification of Ronald E. Schutz

___________________________

(1)

Omitted Exhibits are not applicable

(2)

Incorporated by reference to previous filing

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for professional services rendered by the Company’s principal accountant for the audit of the Company’s annual financial statements for the fiscal years ended December 31, 2006 and 2005 and for services rendered by the Company’s principal accountant relating to the preparation of quarterly financial statements for inclusion in the Company’s quarterly reports on Form 10QSB were $16,737 and $11,465 respectively.

Audit Related Fees

The Company incurred no fees during the last two fiscal years for assurance and related services by the Company’s principal accountant that were reasonably related to the performance of the audit of the Company’s financial statements.

Tax Fees

The Company incurred fees totaling $2,173 and $1,025 during the fiscal years ended December 31, 2006 and 2005, respectively, for professional services rendered by the Company’s principal accountant for tax compliance, tax advice and tax planning.

All Other Fees

The Company incurred no fees during the fiscal years ended December 31, 2006 and 2005, respectively, for services rendered by the Company’s principal accountant relating all other services.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUNTMOUNTAIN RESOURCES

/s/ Tim Hunt

By:

     Tim Hunt, Chief Executive Officer

     (Principal Executive Officer)

/s/ Ronald E. Schutz

By:

      Ronald E. Schutz, Chief Financial Officer

     (Principal Financial Officer)

Date:  4/16/07

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Tim Hunt

                                                                         4/16/07

TIM HUNT

Date

Director

/s/ William R. Green

                                                                         4/16/07

WILLIAM R. GREEN

Date

Director

/s/ Eberhard Schmidt

                                                                         4/16/07

Eberhard Schmidt

Date

Director

/s/ Alastair Summers

                                                                        4/16/07

ALASTAIR SUMMERS

Date

Director

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS – Not Applicable