Form 10QSB
period 2007-03-31
HuntMountain Resources
filed 2007-05-15
CIK 65224

OMB APPROVAL
OMB Number: 3235-0416 Expires: April 30, 2009 Estimated average burden hours per response 135.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934  For the quarterly period ended March 31, 2007.

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date   32,266,285

Transitional Small Business Disclosure Format (check one);

Yes _____    No     X

SEC 2334 (10-04)

Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

HUNTMOUNTAIN RESOURCES

FORM 10-QSB

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

PART I

Item 1.   Financial Information

HuntMountain Resources and Subsidiaries
(A Development Stage Enterprise)
Consolidated Balance Sheet	March 31, 2007 (Unaudited)
Assets
CURRENT ASSETS:
Cash and Cash Equivalents:
Cash		$ 251,856
Prepaid Expenses		14,030
Total Current Assets		265,886
EQUIPMENT:
Office Equipment	$ 11,216
Less Accumulated Depreciation	4,209
Total Office Equipment		7,007
OTHER ASSETS:
Investments	7,331
Bonds for Argentina Property Bid	251,613
Property Purchase Option	70,000
Total Other Assets		328,944
TOTAL ASSETS		$ 601,837

Liabilities and Stockholders’ Equity (Deficit)
CURRENT LIABILITIES:
Trade Accounts Payable		$ 36,566
Accrued Wages and Related Taxes		23,666
Short-term Note Payable - Related Party		807,000
Accrued Interest Payable - Related Party		14,140
Total Current Liabilities		881,372
STOCKHOLDERS’ EQUITY (DEFICIT):
Common Stock – 300,000,000 Shares, $0.001 Par Value, Authorized;
32,266,285 Shares Issued and Outstanding	$ 32,266
Preferred Stock – 10,000,000 Shares, $0.001 Par Value, Authorized;
-0- Shares Issued and Outstanding	-
Additional Paid-In Capital	2,433,570
Retained Earnings	90,527
Deficit Accumulated During the Development Stage	(2,830,126)
Accumulated Other Comprehensive Loss	(5,772)
Total Stockholders’ Equity (Deficit)		(279,535)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$ 601,837
See accompanying notes to consolidated financial statements.

HuntMountain Resources and Subsidiaries
(A Development Stage Enterprise)

Consolidated Statements of Income
			From Inception
	Three Months		of Development Stage
	Ended March 31,		July 1, 2005 through
	2007	2006	March 31, 2007
	(Unaudited)	(Unaudited)

INCOME:
Dividend and Interest Income	$ 265	$ 6,227	$ 65,500

EXPENSES:
Professional Fees	36,446	15,985	133,711
Marketing	9,300	2,265	116,267
Exploration Expenses	399,013	71,786	1,514,475
Travel Expenses	17,617	12,998	113,159
Administrative and Office Expenses	17,643	23,400	176,538
Payroll Expenses	124,763	63,430	523,799
Stock Option Compensation Expense	-	-	71,000
Stock Options Issued for Services	9,000	132,000	230,750
Interest Expense	14,140	-	14,140
Depreciation Expense	935	351	4,210
Total Expenses	628,857	322,215	2,898,049

LOSS BEFORE OTHER INCOME	(628,592)	(315,988)	(2,832,549)

OTHER INCOME:
Income from Partnership Interest	-	-	2,423

NET LOSS	$ (628,592)	$ (315,988)	$ (2,830,126)

BASIC LOSS PER SHARE, Based on
Weighted-Average Shares Outstanding	$ (0.02)	$ (0.02)

WEIGHTED-AVERAGE COMMON
SHARES OUTSTANDING	32,266,285	16,500,000

See accompanying notes to consolidated financial statements.

HuntMountain Resources and Subsidiaries
(A Development Stage Enterprise)
Consolidated Statements of Cash Flows
			From Inception
	Three Months		of Development Stage
	Ended March 31,		July 1, 2005 through
	2007	2006	March 31, 2007
	(Unaudited)	(Unaudited)
Increase (Decrease) in Cash and Cash Equivalents

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$ (628,592)	$ (315,988)	$ (2,830,126)
Adjustments to Reconcile Net Loss to Net Cash
Used in Operating Activities
Depreciation	935	351	4,209
Stock Option Compensation Expense	-	-	71,000
Common Stock Issued for Services	9,000	132,000	230,750
Gain on sale of precious metal investments	-	-	(15,194)
(Increase) Decrease in Prepaid Assets	4,595	3,656	(14,030)
Increase in Accrued Liabilities	13,340	15,802	61,372
Net Cash Used in Operating Activities	(600,722)	(164,178)	(2,492,018)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Equipment	-	-	(11,216)
Sale of Precious Metal Investments	-	-	28,913
Bonds for Argentina Property Bid	(251,613)	-	(251,613)
Property Purchase Option	-	-	(70,000)
Net Cash Used in Investing Activities	(251,613)	-	(303,916)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Sales of Common Stock	-	-	1,132,870
Proceeds from Note Payable - Related Party	807,000	-	807,000
Net Cash Provided by Financing Activities	807,000	-	1,939,870

NET DECREASE IN CASH AND CASH EQUIVALENTS	(45,335)	(164,178)	(856,065)

CASH AND CASH EQUIVALENTS, BEGINNING
OF PERIOD	297,191	901,162	1,107,921

CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 251,856	$ 736,984	$ 251,856
See accompanying notes to consolidated financial statements.

HuntMountain Resources and Subsidiaries

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

BASIS OF PRESENTATION:

The unaudited financial statements have been prepared by HuntMountain Resources (the Company), pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such SEC rules and regulations.  These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006, which was filed April 16, 2007.  In the opinion of management of the Company, the foregoing statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 2007, and its results of operations for the three-month periods ended March 31, 2007 and 2006, and its cash flows for the three-month periods ended March 31, 2007 and 2006.  The interim results reflected in the foregoing financial statements are not considered indicative of the results expected for the full fiscal year.

STOCK OPTION PLAN:

At March 31, 2007, there were 1,400,000 stock options granted to directors, employees, and consultants, of which 1,100,000 are vested as of March 31, 2007.  The fair value of each option is estimated on the vesting date using the Black-Scholes Option Price Calculation.  The following assumptions were made in estimating fair value of the options that became vested during the quarter ended March 31, 2007: risk free interest rate of 4.92%; volatility of 75%; expected dividend rate of 0%; and expected life of two years.  An expense of $9,000 for 50,000 Non-Qualified Stock Options issued to a consultant and vested during the quarter was recorded in the first quarter of 2007.  Expenses for the remaining options will be recorded as they vest in the remainder of 2007 and in 2008.  The following table summarizes the terms of the options outstanding at March 31, 2007:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number of Exercisable Options at March 31, 2007
	90,000	$0.20	4.71	40,000
	700,000	$0.25	4.19	600,000
	100,000	$0.30	4.59	100,000
	10,000	$0.34	3.34	10,000
	10,000	$0.37	3.02	10,000
	50,000	$0.38	5.00	0
	150,000	$0.45	4.51	150,000
	10,000	$0.55	4.26	10,000
	25,000	$0.58	4.24	25,000
	55,000	$0.60	4.97	5,000
	200,000	$0.63	4.70	150,000
TOTALS	1,400,000	$0.354	4.40	1,100,000

HuntMountain Resources and Subsidiaries

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

WARRANTS OUTSTANDING:

In December 2006, the Company sold 300,000 units at a price of $0.43 to Hunt Family Limited Partnership (HFLP), a Washington Limited Partnership controlled by the Company’s Chairman and CEO as part of a private placement.  Each unit was comprised of one share of the Company’s common stock and one redeemable warrant to purchase one share of the Company’s common stock, exercisable at $0.60 for a period of 2 years.  The private placement was made pursuant to a Regulation D Rule 506 exemption from registration under the Securities Act of 1933, as amended.  There was no commission paid, directly or indirectly, to any person in conjunction with the sale of the units.  The Company received gross proceeds of $129,000 from the offering.  In connection with the transaction, the Company issued warrants to acquire an additional 300,000 shares of common stock at a price of $0.60 per share.  These 300,000 warrants are still outstanding as of March 31, 2007.

COMMITMENTS:

As of the quarter ended March 31, 2007, the Company has agreements to pay advance royalty and lease payments on exploration properties.  The commitments are as follows:

DUN GLEN PROPERTY – PERSHING COUNTY, NEVADA

The Company has a lease for the Dun Glen property with an option to purchase a 100% interest in the claims.  Lease payments began in 2006 and are considered advance royalty payments.  The term of the lease is 10 years, renewable at the Company’s option for an additional ten years.  The Company paid $37,500 in advance royalty payments during the quarter ended March 31, 2007, for this property.  Future annual advance royalty payments begin at $45,000 per year in 2008 and escalate to $72,500 per year at the end of the fifth year of the lease and for every year beyond that, until the lease is terminated or the purchase option is exercised.   The Company has also agreed to keep the claims in good standing until the lease is terminated or the purchase option is exercised.

BAJO POBRE PROPERTY – SANTA CRUZ PROVINCE, ARGENTINA

The Company, through its wholly owned subsidiary, Cerro Cazador S.A., has leased the Bajo Pobré property, with an option to purchase a 100% interest in the claims, from FK Minera, an Argentine company. Lease payments began in 2007, and there are also required exploration expenditures.  The term of the lease is 5 years, and after the fifth year, Cerro Cazador shall pay FK Minera the greater of a 1% NSR royalty on commercial production or a minimum royalty payment of US$100,000 per year. The Company has the option to purchase the NSR Royalty at any time for a lump sum payment of US$1,000,000 less the sum of all royalty payments made to FK Minera to that point.  The first year’s lease payment is $50,000 and the required exploration expenditures are $250,000. The second year’s lease payment is $50,000 and the required exploration expenditures are $250,000. There are no further required exploration expenditures after the second year.  After the third year’s payment of $75,000, the Company will have acquired a 51% ownership interest in the claims.  After the fourth year’s payment of $75,000, the Company will have acquired a 60% ownership interest.  After the fifth year’s payment of $75,000, the Company will have acquired a 100% interest in the claims.

HuntMountain Resources and Subsidiaries

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

COMMITMENTS (continued):

ABITIBI PROPERTIES – QUEBEC, CANADA

During 2006, the Company entered into a definitive Option Agreement for the acquisition of a 100% interest in two properties in the Abitibi region of Quebec.  Pursuant to the terms of the Option Agreement, the Company paid $70,000 ($35,000 for each of the two properties) in cash to the property owner.  The Company has also agreed to explore these properties and drill at least three exploration drill holes in each.  The payments and drilling of exploration drill holes will earn the Company a 100% interest in each of these properties and give the Company the option to acquire additional properties from the same property owner at similar terms.  The Company has also agreed to keep the claims in good standing until the agreement is terminated.

FACILITY LEASES:

The Company has lease commitments on two facilities.  The leased facilities are the offices and storage space in Liberty Lake, Washington, and Winnemucca, Nevada.  The total annual lease obligations for these facilities are approximately $34,000.

BRIDGE FINANCING:

As of January 31, 2007, HuntMountain Resources has obtained an unsecured loan commitment for multiple advances up to $2,000,000 from Tim Hunt, the Company’s Chairman and CEO, and/or entities controlled by Mr. Hunt, for the specific purpose of providing working capital, surety, bonding and/or indemnification purposes for HuntMountain Resources and its subsidiaries.  The maturity on the loan(s) shall be not more than 180 days beyond the date of the note(s).  The simple interest rate shall be not more than eleven percent (11%) per annum on the actual day’s accrual basis.  A loan fee shall not exceed one percent (1%).  It is the understanding of the parties that the loan is to be repaid through receipt of cash from securities sales in a HuntMountain Resources private placement.  At the creditor’s discretion the outstanding principal and interest may be converted into units, valued at $0.43, with each unit consisting of one share of common stock and one warrant to acquire one additional share of common stock at $0.60 for a period up to 2 years.  The total of the advances received under this loan commitment as of March 31, 2007, is $807,000.  Additionally, for the first quarter of 2007, the Company has recorded interest expense related to this debt in the amount of $14,140.

SUBSEQUENT EVENTS:

During the second quarter of 2007, the Company, through its Argentine subsidiary, Cerro Cazador S.A., was selected as the winning bidder for the La Josefina gold property in Santa Cruz Province, Argentina.  Through a public bidding process carried out by Fomento Minero de Santa Cruz Sociedad del Estado (Fomicruz S.E.), Cerro Cazador S.A. was awarded the right to explore and develop mineral deposits on La Josefina.  The parties plan to execute a definitive Exploration Agreement by the end of May 2007.

Item 2.  Management’s Discussion and Analysis and Plan of Operation

We had no revenues from operations during the recently completed quarter. Our only income has been derived from interest and dividends on our cash and cash investments. Interest and dividend income for the three-month period ended March 31, 2007 decreased to $265 from $6,227 for the same period ended March 31, 2006. This increase is due to the fact that the Company had less cash on hand during the quarter ended March 31, 2007 than during the same period ended March 31, 2006.  During the second quarter of 2006, the Company earned interest on the cash received from the exercise of warrants.

We had a net loss of $628,592 during the three-month period ended March 31, 2007.  This compares to net loss of $315,988 during the three-month period ended March 31, 2006. The increase in our net loss was due to the significantly increased level of exploration and increased payroll-related costs, partially offset by significantly lower stock option expenses for services by consultants.  For the quarter ended March 31, 2007, the Company incurred non-cash expenses for stock options granted to a consultant of $9,000 compared to a non-cash expense for stock options granted to our directors in the first quarter of 2006 of $132,000.   During this most recently completed quarter, the Company primarily focused its exploration expenditures on its El Gateado property in Argentina. This exploration included a drill program and the associated core processing.  Due to this exploration program, during the three-month period ended March 31, 2007 we had significantly higher exploration expenses than during the three-month period ended March 31, 2006.  In addition to exploration, expenses relating to professional fees to consultants and payroll were also higher during the quarter ended March 31, 2007 than during the quarter ended March 31, 2006, partially offset by lower stock option expenses for services by consultants.

We anticipate continuing net losses until such time as we sufficiently develop properties for production or subsequent acquisition by another company. Our ongoing expenses consist of payroll; investor relations and marketing; travel, administrative and office expenses; accounting, legal, and consulting expenses related to complying with reporting requirements of the Securities Exchange Act of 1934; expenses incurred in the search for exploration properties that meet our acquisition criteria; and exploration expenses on the properties that we have acquired.

Plan of Operation

The Company intends to continue the exploration, development, and if warranted, the mining of properties containing silver, gold, and associated based metals and other opportunities within the mineral industry throughout North and South America. At this time, the Company has interests in six exploration properties in the Santa Cruz province of Argentina, the Dun Glen Gold Project in Pershing County Nevada, and two exploration properties in the Abitibi region of Quebec, Canada.  The Company intends to conduct mineral exploration and/or secure joint venture partners on each of these properties.  In addition, the Company is actively evaluating properties in order to identify additional projects that meet the Company’s acquisition criteria.  The Company has engaged the services of consultants to assist in our exploration programs and in the identification of mineral properties for possible acquisition.

The Company currently has five full-time employees. In addition to the services provided by those employees, we anticipate utilizing the services of consultants to accomplish our plans of operation in the near term.

Santa Cruz - Argentina

The Company owns the mineral exploration rights to six property positions in the highly prospective Santa Cruz Province of Argentina totaling approximately 260,000 acres (over 1,000 sq. km).  The properties, La Josefina (pending finalization of our exploration agreement), Bajo Pobré, El Alazan, El Overo, El Gateado, and El Tordillo are located within the same geological setting as the Cerro Vanguardia gold mine operated by AngloGold Ashanti and Coeur d’Alene Mines’ Mina Martha silver project. The region also hosts several other advanced stage precious metal deposits including San Jose and Manantial Espejo.   The Company has renewed the contract of an Argentine senior geologist with extensive experience in Santa Cruz to implement the field exploration program that includes detailed geologic mapping, diamond core drilling, and geochemical sampling.  Channel samples and preliminary drill results from the El Gateado property have indicated sufficient mineralization to merit further exploration and drilling.  Upon the finalization of our exploration agreement with Fomicruz, the La Josefina property owner, the Company will initiate a sampling and drilling program at La Josefina with the goal of delineating a mineral resource.

Dun Glen Gold Project - Nevada

The Dun Glen Gold Project consists of 94 contiguous unpatented lode mining claims covering approximately 1,700 acres within the Sierra Mining District, an area with historic published production of at least 250,000 ounces of gold from both lode and placer sources.  From 1862 to1880, and throughout the early 20th century, gold production occurred within the project area at a number of small underground mines.  During 2006, the Company implemented a field exploration program at Dun Glen which included surface geochemical sampling, a geophysical survey, and detailed geologic mapping to delineate drill targets.  A ground magnetic survey took place in July 2006, and an initial drill program was commenced where approximately 3,600 feet of core was drilled in four exploration holes.  The program was suspended in December 2006 due to winter conditions

Quebec - Canada

During 2006, the Company acquired an option on a 100 percent interest in two prospective gold properties in the prominent Chibougamau and Abitibi regions of northwestern Quebec.  The Lac à l’Eau Jaune property is 35 kilometers south of Chibougamau, and the Malartic Surimau property is 40 kilometers west of Val d’Or.  Together, these projects consist of 46 claims covering approximately 6,500 acres of terrain known to host high-grade gold mineralization within regions that have collectively produced approximately 180 million ounces of gold.  The Company expects to be conducting exploration mapping, sampling, and drilling within each project area, and it has engaged the services of a Canadian senior geologist with extensive experience in the Abitibi and Chibougamau regions of Quebec to prepare a comprehensive exploration plan for the two properties.

 Liquidity

It is anticipated that expenditures will continue to increase as we move forward with our exploration programs on our current properties and seek additional opportunities with other properties.  While we have sufficient resources to meet our financial obligations for the next twelve months, we are also planning to raise funds through an equity offering to expand our exploration programs and acquire additional properties.

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

HUNTMOUNTAIN RESOURCES

/s/ Randal L. Hardy

BY:

DATE:  May 15, 2007

       RANDAL L. HARDY, PRESIDENT

/s/ Ronald E. Schutz

BY:

DATE: May 15, 2007

       RONALD E. SCHUTZ, CHIEF FINANCIAL OFFICER