Form 10QSB
period 2007-06-30
HuntMountain Resources
filed 2007-08-14
CIK 65224

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2007.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 From ________________ to ________________

HuntMountain Resources

(Exact name of registrant as specified in its charter)

Nevada	001-01428	68-0612191
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

1611 N. Molter Road, Ste. 201 Liberty Lake, Washington	99019
(Address of principal executive offices)	(Zip Code)

(509) 892-5287
(Registrant’s telephone number, including area code)

____________________________________________________________________
(Former name, former address & former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.   Yes      No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes     No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date 32,266,285

Transitional Small Business Disclosure Format (check one);

Yes	No

TABLE OF CONTENTS

Form 10-QSB

June 30, 2007

Page

PART I – FINANCIAL INFORMATION

Item 1: Financial Statements	1

Item 2: Management’s Discussion and Analysis of Financial Condition or Plan of Operation	8

PART II – OTHER INFORMATION

Item 5: Other Information	11

Item 6: Exhibits	11

Signatures	12

HUNTMOUNTAIN RESOURCES

FORM 10-QSB

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

PART I

Item 1.  Financial Information

HuntMountain Resources and Subsidiaries

(A Development Stage Enterprise)

Consolidated Balance Sheet	June 30, 2007 (Unaudited)

Assets
CURRENT ASSETS:
Cash and Cash Equivalents:
Cash		$37,546
Prepaid Expenses		8,434

Total Current Assets		45,980
EQUIPMENT:
Office Equipment	$11,216
Less Accumulated Depreciation	5,144

Total Office Equipment		6,072
OTHER ASSETS:
Investments	7,331
Performance Bond	233,709
Property Purchase Option	70,000

Total Other Assets		311,040

TOTAL ASSETS		$363,092

Liabilities and Stockholders’ Equity (Deficit)
CURRENT LIABILITIES:
Trade Accounts Payable		$18,029
Accrued Wages and Related Taxes		20,376
Short-term Note Payable - Related Party		1,107,000
Accrued Interest Payable - Related Party		42,360

Total Current Liabilities		1,187,765
STOCKHOLDERS’ EQUITY (DEFICIT):
Common Stock - 300,000,000 Shares, $0.001 Par Value, Authorized;
32,266,285 Shares Issued and Outstanding	$32,266
Preferred Stock - 10,000,000 Shares, $0.001 Par Value, Authorized;
-0- Shares Issued and Outstanding	—
Additional Paid-In Capital	2,433,570
Retained Earnings	90,527
Deficit Accumulated During the Development Stage	(3,375,264)
Accumulated Other Comprehensive Loss	(5,772)

Total Stockholders’ Equity (Deficit)		(824,673)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$363,092

See accompanying notes to consolidated financial statements.

HuntMountain Resources and Subsidiaries

(A Development Stage Enterprise)

Consolidated Statements of Income

	Three Months Ended June 30,		Six Months Ended June 30,		From Inception of Development Stage July 1, 2005 through
	2007	2006	2007	2006	June 30, 2007

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

INCOME:
Dividend and Interest Income	$533	$12,931	$798	$19,158	$66,033
EXPENSES:
Professional Fees	43,367	27,838	79,813	43,823	177,078
Marketing	20,849	38,963	30,150	41,228	137,116
Exploration Expenses	264,632	108,182	663,644	179,968	1,779,107
Travel Expenses	34,509	26,890	52,125	39,888	147,668
Administrative and Office Expenses	20,323	22,157	37,967	45,557	196,861
Payroll Expenses	132,837	68,536	257,600	131,966	656,636
Stock Option Compensation Expense	—	—	—	—	71,000
Stock Options Issued for Services	—	6,750	9,000	138,750	230,750
Interest Expense	28,219	—	42,360	—	42,359
Depreciation Expense	935	352	1,869	703	5,145

Total Expenses	545,671	299,668	1,174,528	621,883	3,443,720

LOSS BEFORE OTHER INCOME	(545,138)	(286,737)	(1,173,730)	(602,725)	(3,377,687)
OTHER INCOME:
Income from Partnership Interest	—	618	—	618	2,423

NET LOSS	$(545,138)	$(286,119)	$(1,173,730)	$(602,107)	$(3,375,264)

BASIC LOSS PER SHARE, Based on
Weighted-Average Shares Outstanding	$(0.02)	$(0.01)	$(0.04)	$(0.03)

WEIGHTED-AVERAGE COMMON
SHARES OUTSTANDING	32,266,285	28,040,670	32,266,285	22,302,215

See accompanying notes to consolidated financial statements.

HuntMountain Resources and Subsidiaries

(A Development Stage Enterprise)

Consolidated Statements of Cash Flow

	Six Months Ended June 30,		From Inception of Development Stage July 1, 2005 through
	2007	2006	June 30, 2007

	(Unaudited)	(Unaudited)
Increase (Decrease) in Cash and Cash Equivalents CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(1,173,730)	$(602,107)	$(3,375,264)
Adjustments to Reconcile Net Loss to Net Cash
Used in Operating Activities
Depreciation	1,869	703	5,143
Stock Option Compensation Expense	—	—	71,000
Common Stock Issued for Services	9,000	138,750	230,750
Gain on sale of precious metal investments	—	—	(15,194)
(Increase) Decrease in Prepaid Assets	10,192	9,311	(8,433)
Increase in Accrued Liabilities	19,733	37,611	67,765
Net Cash Used in Operating
Activities	(1,132,936)	(415,732)	(3,024,233)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Equipment	—	—	(11,216)
Sale of Precious Metal Investments	—	—	28,913
Bonds for Argentina Property Bid	(233,709)	—	(233,709)
Property Purchase Option	—	(70,000)	(70,000)

Net Cash Used in Investing Activities	(233,709)	(70,000)	(286,012)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Sales of Common Stock	—	1,003,870	1,132,870
Proceeds from Note Payable - Related Party	1,107,000	—	1,107,000
Net Cash Provided by Financing
Activities	1,107,000	1,003,870	2,239,870

NET DECREASE IN CASH AND CASH
EQUIVALENTS	(259,645)	518,138	(1,070,375)

CASH AND CASH EQUIVALENTS, BEGINNING
OF PERIOD	297,191	901,162	1,107,921

CASH AND CASH EQUIVALENTS, END
OF PERIOD	$37,546	$1,419,300	$37,546

See accompanying notes to consolidated financial statements.

HuntMountain Resources and Subsidiaries

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

BASIS OF PRESENTATION:

The unaudited financial statements have been prepared by HuntMountain Resources (the Company), pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such SEC rules and regulations. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006, which was filed April 16, 2007. In the opinion of management of the Company, the foregoing statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 2007, and its results of operations and cash flows for the three- and six-month periods ended June 30, 2007 and 2006. The interim results reflected in the foregoing financial statements are not considered indicative of the results expected for the full fiscal year.

STOCK OPTION PLAN:

At June 30, 2007, there were 1,395,000 stock options granted to directors, employees, and consultants, of which 1,095,000 are vested as of June 30, 2007. The fair value of each option is estimated on the vesting date using the Black-Scholes Option Price Calculation. There were no options that vested during the quarter ended June 30, 2007; therefore, the Company had no stock option expense for the quarter. Expenses for the remaining options will be recorded as they vest in the remainder of 2007 and in 2008. The following table summarizes the terms of the options outstanding at June 30, 2007:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number of Exercisable Options at June 30, 2007

	90,000	$ 0.20	4.59	40,000
	700,000	$ 0.25	3.97	600,000
	100,000	$ 0.30	4.34	100,000
	10,000	$ 0.34	3.09	10,000
	10,000	$ 0.37	2.77	10,000
	50,000	$ 0.38	5.00	0
	150,000	$ 0.45	4.26	150,000
	5,000	$ 0.55	4.01	5,000
	25,000	$ 0.58	0.00	25,000
	55,000	$ 0.60	4.95	5,000
	200,000	$ 0.63	4.51	150,000

TOTALS	1,395,000	$0.353	4.14	1,095,000

HuntMountain Resources and Subsidiaries

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

WARRANTS OUTSTANDING:

In December 2006, the Company sold 300,000 units at a price of $0.43 to Hunt Family Limited Partnership (HFLP), a Washington Limited Partnership controlled by the Company’s Chairman and CEO as part of a private placement. Each unit was comprised of one share of the Company’s common stock and one redeemable warrant to purchase one share of the Company’s common stock, exercisable at $0.60 for a period of 2 years. The private placement was made pursuant to a Regulation D Rule 506 exemption from registration under the Securities Act of 1933, as amended. There was no commission paid, directly or indirectly, to any person in conjunction with the sale of the units. The Company received gross proceeds of $129,000 from the offering. In connection with the transaction, the Company issued warrants to acquire an additional 300,000 shares of common stock at a price of $0.60 per share. These 300,000 warrants are still outstanding as of June 30, 2007.

PERFORMANCE BOND:

As of the quarter ended June 30, 2007, the Company has $233,709 in cash that was used to purchase a performance bond as a requirement of our exploration agreement on our La Josefina property in Argentina. The bond has a face value of $600,000, or 10% of our required investment under the terms of the agreement.

COMMITMENTS:

As of the quarter ended June 30, 2007, the Company has agreements to pay advance royalty and lease payments on exploration properties. The commitments are as follows:

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

BRIDGE FINANCING:

As of January 31, 2007, HuntMountain Resources has obtained an unsecured loan commitment for multiple advances up to $2,000,000 from Tim Hunt, the Company’s Chairman and CEO, and/or entities controlled by Mr. Hunt, for the specific purpose of providing working capital, surety, bonding and/or indemnification purposes for HuntMountain Resources and its subsidiaries. The maturity on the loan(s) shall be not more than 180 days beyond the date of the note(s). The simple interest rate shall be not more than eleven percent (11%) per annum on the actual day’s accrual basis. A loan fee shall not exceed one percent (1%). It is the understanding of the parties that the loan is to be repaid through receipt of cash from securities sales in a HuntMountain Resources private placement. At the creditor’s discretion the outstanding principal and interest may be converted into units, valued at $0.43, with each unit consisting of one share of common stock and one warrant to acquire one additional share of common stock at $0.60 for a period up to 2 years. The total of the advances received under this loan commitment as of June 30, 2007, is $1,107,000. For the second quarter of 2007, the Company has accrued interest expense related to this debt in the amount of $28,219.

SUBSEQUENT EVENTS:

During the second quarter of 2007, the Company, through its Argentine subsidiary, Cerro Cazador S.A., was selected as the winning bidder for the La Josefina gold property in Santa Cruz Province, Argentina. Through a public bidding process carried out by Fomento Minero de Santa Cruz Sociedad del Estado (Fomicruz S.E.), Cerro Cazador S.A. was awarded the right to explore and develop mineral deposits on La Josefina. A definitive Exploration Agreement was executed by the parties in July 2007. According to the terms of the Exploration Agreement, the Company will be required to expend $6,000,000 on the property over a four-year term, including $1,500,000 before July 2008. The agreement also defines the possible terms for a joint venture company to be set

HuntMountain Resources and Subsidiaries

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

SUBSEQUENT EVENTS (continued):

up between Cerro Cazador S.A. and Fomicruz S.E. in the event that a positive feasibility study is completed on the La Josefina property during the exploration period.

In August 2007, the Company obtained an amended, unsecured loan commitment for multiple advances up to $5,000,000 from Tim Hunt, The Company’s Chairman and CEO, and/or entities controlled by Mr. Hunt, to provide working capital for the Company and its subsidiaries until a public financing is completed. The amended note was effective on July 31, 2007. The amended and restated convertible unsecured note was completed to amend the previous bridge financing note that was to mature on July 31, 2007. The simple interest rate shall be eleven percent (11%) per annum. The aggregate amount of unpaid advances and accrued and unpaid interest under the amended note shall be convertible into equity securities of the Company at the same price and terms as securities sold by the Company to investors in its next equity financing. The amended note amends and restates, and does not evidence payment of, the Unsecured Note for Multiple Advances effective January 31, 2007. The total of the advances received under the initial note, as of July 31, 2007, was $1,307,000 and the total interest accrued on the note as of June 30, 2007 was $42,360.

Item 2.   Management’s Discussion and Analysis and Plan of Operation

We had no revenues from operations during the recently completed quarter. Our only income has been derived from interest and dividends on our cash and cash investments. Interest and dividend income for the three-month period ended June 30, 2007 decreased to $533 from $12,931 for the same period ended June 30, 2006. This decrease is due to the fact that the Company had less cash on hand during the quarter ended June 30, 2007 than during the same period ended June 30, 2006. The Company had higher cash balances on hand during the second quarter of 2006 due to the cash received from the exercise of warrants during that quarter.

For the six-month period ended June 30, 2007, interest and dividend income decreased to $798 from $19,158 for the same period ended June 30, 2006. This decrease is due to the fact that the Company had less cash on hand during the first half of 2007 than during the same period in 2006. The Company had higher cash balances on hand during 2006 due to the cash received from private placements and the exercise of warrants.

We had a net loss of $545,138 during the three-month period ended June 30, 2007. This compares to a net loss of $286,119 during the three-month period ended June 30, 2006. The increase in our net loss was due to significantly higher exploration expenditures, increased payroll and related expenditures, and interest expense related to the bridge financing provided by entities controlled by our Chairman. Interest was accrued, but none was paid or converted to equity during this quarter. The increased expenses were partially offset by lower marketing and administrative expenses. For the quarter ended June 30, 2007, the Company incurred no non-cash expenses for stock options as no stock options vested during the quarter. In the second quarter of 2006, the company incurred a non-cash expense of $6,750 for stock options issued for services.

We had a net loss of $1,173,730 during the six-month period ended June 30, 2007. This compares to net loss of $602,107 during the six-month period ended June 30, 2006. The increase in our net loss was due to significantly higher exploration costs, higher payroll and related expenditures, and higher administrative costs, including interest accrued on the bridge financing provided to the company by entities controlled by our Chairman. The increased expenses were partially offset by reduced marketing and non-cash costs related to the vesting of stock options. For the six-month period ended June 30, 2007, the Company incurred $9,000 in non-cash expenses for stock options whereas in the same period of 2006, the company incurred non-cash expenses of $138,750 for stock options.

During this most recently completed quarter, the Company primarily focused its exploration expenditures in Argentina. This exploration included the due diligence for a final agreement on the La Josefina project – which was subsequently signed in July 2007, property-related payments on the Bajo

Pobré property, and core processing from our drill program at El Gateado.

We anticipate continuing net losses until such time as we sufficiently develop properties for production or subsequent acquisition by another company. Our ongoing expenses consist of exploration expenses on properties that we have acquired; payroll; investor relations and marketing; travel, administrative and office expenses; accounting, legal, and consulting expenses related to complying with reporting requirements of the Securities Exchange Act of 1934; and expenses incurred in the search for exploration properties that meet our acquisition criteria.

Plan of Operation

The Company intends to continue the exploration, development, and if warranted, the mining of properties containing silver, gold, and associated base metals and other opportunities within the mineral industry throughout North and South America. At this time, the Company has interests in seven exploration properties in the Santa Cruz province of Argentina, the Dun Glen Gold Project in Pershing County Nevada, and two exploration properties in the Abitibi region of Quebec, Canada. The Company intends to conduct mineral exploration and/or secure joint venture partners on each of these properties. In addition, the Company is actively evaluating properties in order to identify additional projects that meet the Company’s acquisition criteria. To this end, the Company has formed a wholly-owned subsidiary in Mexico for the purpose of evaluating and potentially acquiring precious metal properties, primarily silver properties, in Mexico. The Company has engaged the services of consultants to assist in our exploration programs and in the identification of mineral properties for possible acquisition.

The Company currently has four full-time employees. In addition to the services provided by those employees, we anticipate utilizing the services of consultants to accomplish our plans of operation in the near term.

Santa Cruz - Argentina

The Company owns the mineral exploration rights to seven property positions in the highly prospective Santa Cruz Province of Argentina totaling approximately 270,000 acres (over 1,000 sq. km). The properties are called La Josefina, Bajo Pobré, El Gateado, El Alazan, El Overo, El Lobuno, and El Tordillo. The Company has renewed the contract of an Argentine senior geologist with extensive experience in Santa Cruz to implement the field exploration program that includes detailed geologic mapping, diamond core drilling, and geochemical sampling. Other contractors and employees have been hired to perform our exploration activities in Santa Cruz. Channel samples and preliminary drill results from the El Gateado property have indicated sufficient mineralization to merit further exploration and drilling. As soon as the weather allows following the Argentina winter, the Company intends to initiate sampling and drilling programs at La Josefina, Bajo Pobré, and El Gateado with the goal of defining mineral resources. Reconnaissance exploration will also take place on the remaining Argentine properties.

Dun Glen Gold Project - Nevada

The Dun Glen Gold Project consists of 94 contiguous unpatented lode mining claims covering approximately 1,700 acres within the Sierra Mining District, an area with historic published production of at least 250,000 ounces of gold from both lode and placer sources. From 1862 to1880, and throughout the early 20th century, gold production occurred within the project area at a number of small underground mines. During 2006, the Company implemented a field exploration program at Dun Glen which included surface geochemical sampling, a geophysical survey, and detailed geologic mapping to delineate drill targets. A ground magnetic survey took place in July 2006, and an initial drill program was commenced where approximately 3,600 feet of core was drilled in four exploration holes. The program was suspended in December 2006 due to winter conditions. Each of the four holes completed before the winter hiatus intersected significant widths of strongly anomalous precious metal mineralization. In May 2007, a technical report complying with Canada’s NI 43-101 standards was completed, and an exploration program valued at $675,000 was recommended for this property. Due to the Company’s emphasis on its opportunities in Argentina, no further work has been done at Dun Glen.

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

  Liquidity

It is anticipated that expenditures will continue to increase as we move forward with our exploration programs on our current properties and seek additional opportunities with other properties. We have sufficient resources, including a bridge loan commitment from an entity controlled by the Company’s Chairman and CEO, to meet our financial obligations for the next twelve months. The bridge loan is evidenced by a note that was originally executed on January 31, 2007 and was to mature on July 31, 2007. That note was amended with an amended note signed on August 9, 2007 with an effective date of July 31, 2007. The maturity date of the amended note was extended to July 1, 2008. The amount of the note has been amended to $5,000,000 and is convertible into equity at the terms of our next public financing, subject to certain terms and conditions in the note. The Company also expects to raise funds through a debt or equity offering to expand our exploration programs and acquire additional properties; although there is no assurance that an offering will be available on terms favorable to the company, or at all.

Forward Looking Statements

Some information contained in or incorporated by reference into this report may contain forward looking statements. The use of any of the words “development”, “anticipate”, “continue”, “estimate”, “expect”, “may”, “project”, “believe”, and similar expressions are intended to identify uncertainties. We believe the expectations reflected in those forward looking statements are reasonable. However, we cannot assure that the expectations will prove to be correct. Actual results could differ dramatically from those anticipated in these forward looking statements as a result of the factors set forth below and other factors set forth and incorporated by reference into this report:

•	Worldwide economic and political events affecting the supply of and demand for gold, silver,

copper, and other base and precious metals

•	Volatility in the market price for gold, silver, copper, and other base and precious metals
•	Financial market conditions and the availability of financing on terms acceptable to the Company
•	Uncertainties associated with the development of exploration properties in certain geographical locations
•	Geological, technical, permitting, mining, and processing problems
•	The availability, terms, conditions, and timing of require governmental permits and approvals
•	Uncertainty regarding future changes in applicable law or implementation of existing law
•	The availability of experienced employees and the retention of key employees
•	The factors discussed under “Risk Factors” in our Form 10KSB for the period ending December 31, 2006

Item 3.  Controls and Procedures

As of the end of the period covered by this report, the company carried out an evaluation, under the supervision and with the participation of the company’s management, including the company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the principal executive officer and principal financial officer concluded that the company’s disclosure controls and procedures are effective.

There have not been any changes in our internal control over financial reporting during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

HUNTMOUNTAIN RESOURCES

By: /s/ Randal L. Hardy ________________________ RANDAL L. HARDY, PRESIDENT	August 14, 2007

By: /s/ Ronald E. Schutz ________________________ RONALD E. SCHUTZ, CHIEF FINANCIAL OFFICER	August 14, 2007