Form 10QSB
period 2007-09-30
HuntMountain Resources
filed 2007-12-11
CIK 65224

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2007.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 From ________________ to ________________

HuntMountain Resources
(Exact name of registrant as specified in its charter)

Nevada	001-01428	68-0612191
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

1611 N. Molter Road, Ste. 201
Liberty Lake, Washington	99019
(Address of principal executive offices)	(Zip Code)

(509) 892-5287
(Registrant's telephone number, including area code)

(Former name, former address & former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date   32,746,285

Transitional Small Business Disclosure Format (check one);
Yes ☐    No ☒

HUNTMOUNTAIN RESOURCES
FORM 10-QSB
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

PART I

Item 1.   Financial Information

HuntMountain Resources and Subsidiaries
(A Development Stage Enterprise)

Consolidated Balance Sheet	September 30, 2007 (Unaudited)

Assets

CURRENT ASSETS:
Cash and Cash Equivalents	$137,691
Accrued Interest	3,990
Prepaid Expenses-Other	2,807
Total Current Assets		$144,488

EQUIPMENT:
Office Equipment	11,216
Less Accumulated Depreciation	6,079
Total Office Equipment		5,137

OTHER ASSETS:
Investments	7,331
Performance Bond	212,428
Property Deposits	67,000
Property Purchase Option	70,000
Total Other Assets		356,759

TOTAL ASSETS		$506,384

Liabilities and Stockholders’ Equity (Deficit)

CURRENT LIABILITIES:
Trade Accounts Payable	$54,384
Accrued Wages and Related Taxes	49,891
Short-term Note Payable - Related Party	1,857,000
Accrued Interest Payable - Related Party	84,926
Total Current Liabilities		2,046,201

STOCKHOLDERS’ EQUITY (DEFICIT):
Common Stock – 300,000,000 Shares, $0.001 Par Value, Authorized;32,266,285 Shares Issued and Outstanding	$32,266
Preferred Stock – 10,000,000 Shares, $0.001 Par Value, Authorized;-0- Shares Issued and Outstanding	-
Additional Paid-In Capital	2,568,669
Retained Earnings	90,527
Deficit Accumulated During the Development Stage	(4,186,322)
Accumulated Other Comprehensive Loss	(44,957)
Total Stockholders’ Equity (Deficit)		(1,539,817)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$506,384

See accompanying notes to consolidated financial statements.

HuntMountain Resources and Subsidiaries
(A Development Stage Enterprise)

Consolidated Statements of Income

	Three Months Ended September 30,		Nine Months Ended September 30,		From Inception of Development Stage July 1, 2005 through
	2007	2006	2007	2006	September 30, 2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

INCOME:
Dividend and Interest Income	$4,124	$12,753	$4,922	$31,912	$70,157

EXPENSES:
Professional Fees	55,198	24,927	135,011	68,750	232,276
Marketing	26,581	15,289	56,731	56,517	163,697
Exploration Expenses	362,651	257,792	1,026,295	437,760	2,141,758
Travel Expenses	16,692	29,869	68,817	69,758	164,360
Administrative and Office Expenses	29,503	17,914	67,470	63,471	226,364
Payroll Expenses	146,274	64,677	403,874	196,643	802,910
Stock Option Compensation Expense	12,600	21,500	12,600	21,500	83,600
Stock Options Issued for Services	122,500	21,800	131,500	160,550	353,250
Interest Expense	42,568	-	84,928	-	84,927
Depreciation Expense	935	935	2,804	1,637	6,080
Total Expenses	815,502	454,703	1,990,030	1,076,586	4,259,222

LOSS BEFORE OTHER INCOME	(811,378)	(441,950)	(1,985,108)	(1,044,674)	(4,189,065)

OTHER INCOME:
Income from Partnership Interest	320	634	320	1,251	2,743

NET LOSS	$(811,058)	$(441,316)	$(1,984,788)	$(1,043,423)	$(4,186,322)

BASIC LOSS PER SHARE, Based on
Weighted-Average Shares Outstanding	$(0.03)	$(0.01)	$(0.06)	$(0.04)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING	32,266,285	31,945,436	32,266,285	25,551,945

See accompanying notes to consolidated financial statements.

HuntMountain Resources and Subsidiaries
(A Development Stage Enterprise)

Consolidated Statements of Cash Flows

	Nine Months Ended September 30,		From Inception of Development Stage July 1, 2005 through
	2007	2006	September. 30, 2007
	(Unaudited)	(Unaudited)

Increase (Decrease) in Cash and Cash Equivalents

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(1,984,788)	$(1,043,423)	$(4,186,322)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities
Depreciation	2,804	1,637	6,078
Stock Option Compensation Expense	12,600	21,500	83,600
Common Stock Options Issued for Services	131,500	160,550	353,250
Gain on sale of precious metal investments	-	-	(15,194)
Increase in Accrued Interest	(3,990)	-	(3,990)
(Increase) Decrease in Prepaid Assets	15,818	10,748	(2,807)
Increase in Accrued Liabilities	128,169	91,264	176,201
Net Cash Used in Operating Activities	(1,697,887)	(757,724)	(3,589,184)

CASH FLOWS FROM INVESTING ACTIVITIES:
Sale of Precious Metal Investments	-	-	28,913

Purchase of Performance Bon	(251,613)	-	(251,613)
Payment of Property Deposit	(67,000)	-	(67,000)
Property Purchase Option & Acquisition of Equipment	-	(77,000)	(81,216)
Net Cash Used in Investing Activities	(318,613)	(77,000)	(370,916)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Sales of Common Stock	-	1,003,870	1,132,870
Proceeds from Note Payable - Related Party	1,857,000	-	1,857,000
Net Cash Provided by Financing Activities	1,857,000	1,003,870	2,989,870

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(159,500)	169,146	(970,230)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	297,191	901,162	1,107,921

CASH AND CASH EQUIVALENTS, END OF PERIOD	$137,691	$1,070,308	$137,691

See accompanying notes to consolidated financial statements.

HuntMountain Resources and Subsidiaries
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

BASIS OF PRESENTATION:

The unaudited financial statements have been prepared by HuntMountain Resources (the Company), pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such SEC rules and regulations.  These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006, which was filed April 16, 2007.  In the opinion of management of the Company, the foregoing statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 2007, and its results of operations and cash flows for the three- and six-month periods ended September 30, 2007 and September 30, 2006.  The interim results reflected in the foregoing financial statements are not considered indicative of the results expected for the full fiscal year.

STOCK OPTION PLAN:

At September 30, 2007, there were 2,190,000 stock options granted to directors, employees, and consultants, of which 1,730,000 are vested as of September 30, 2007.  The fair value of each option is estimated on the vesting date using the Black-Scholes Option Price Calculation.  There were 660,000 options that vested during the quarter ended September 30, 2007; therefore, the Company’s total stock option expense for the quarter was $135,100.  Expenses for the remaining options will be recorded as they vest in the remainder of 2007 and in 2008.  The following table summarizes the terms of the options outstanding at September 30, 2007:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number of Exercisable Options at September 30, 2007

	90,000	$0.20	4.39	90,000
	700,000	$0.25	3.76	600,000
	100,000	$0.30	4.09	100,000
	10,000	$0.34	2.84	10,000
	10,000	$0.37	2.52	10,000
	220,000	$0.38	4.98	160,000
	150,000	$0.40	4.96	50,000
	650,000	$0.45	4.71	550,000
	5,000	$0.55	3.76	5,000
	55,000	$0.60	4.93	5,000
	200,000	$0.63	4.32	150,000
TOTALS	2,190,000	$0.378	4.36	1,730,000

HuntMountain Resources and Subsidiaries
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

WARRANTS OUTSTANDING:

In December 2006, the Company sold 300,000 units at a price of $0.43 to Hunt Family Limited Partnership (HFLP), a Washington Limited Partnership controlled by the Company’s Chairman and CEO as part of a private placement.  Each unit was comprised of one share of the Company’s common stock and one redeemable warrant to purchase one share of the Company’s common stock, exercisable at $0.60 for a period of 2 years.  The private placement was made pursuant to a Regulation D Rule 506 exemption from registration under the Securities Act of 1933, as amended.  There was no commission paid, directly or indirectly, to any person in conjunction with the sale of the units.  The Company received gross proceeds of $129,000 from the offering.  In connection with the transaction, the Company issued warrants to acquire an additional 300,000 shares of common stock at a price of $0.60 per share. These 300,000 warrants are still outstanding as of September 30, 2007.

PERFORMANCE BOND:

During the quarter ended March 31, 2007, the Company was required to purchase a performance bond as a condition of the exploration agreement on our La Josefina property in Argentina.  The bond was originally purchased for $251,613.  As of the quarter ended September 30, 2007, the value of the bond decreased to $212,428.  The decline in value is presented on our balance sheet as Other Comprehensive Income. The bond has a face value of $600,000, or 10% of our required investment under the terms of the agreement.

COMMITMENTS:

As of the quarter ended September 30, 2007, the Company has agreements to pay advance royalty and lease payments on exploration properties.  The commitments are as follows:

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

HuntMountain Resources and Subsidiaries
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

COMMITMENTS (continued):

LA JOSEFINA PROPERTY - SANTA CRUZ PROVINCE, ARGENTINA

During the second quarter of 2007, the Company, through its Argentine subsidiary, Cerro Cazador S.A., was selected as the winning bidder for the La Josefina gold property in Santa Cruz Province, Argentina.  Through a public bidding process carried out by Fomento Minero de Santa Cruz Sociedad del Estado (Fomicruz S.E.), Cerro Cazador S.A. was awarded the right to explore and develop mineral deposits on La Josefina.  A definitive Exploration Agreement was executed by the parties in July 2007.  According to the terms of the Exploration Agreement, the Company will be required to expend $6,000,000 on the property over a four-year term, including $1,500,000 before July 2008.  The agreement also defines the possible terms for a joint venture company to be set up between Cerro Cazador S.A. and Fomicruz S.E. in the event that a positive feasibility study is completed on the La Josefina property during the exploration period.

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

FACILITY LEASES:

The Company has lease commitments on office space and storage space in Liberty Lake, Washington. The total annual lease obligation for this facility is $23,577.

BRIDGE FINANCING:

As of January 31, 2007, HuntMountain Resources obtained an unsecured loan commitment for multiple advances up to $2,000,000 from Tim Hunt, the Company’s Chairman and CEO, and/or entities controlled by Mr. Hunt, for the specific purpose of providing working capital, surety, bonding and/or indemnification purposes for HuntMountain Resources and its subsidiaries.  In August 2007, the Company obtained an amended, unsecured loan commitment for multiple advances up to $5,000,000 from Tim Hunt, The Company’s Chairman and CEO, and/or entities controlled by Mr. Hunt, effective August 1, 2007, to amend the previous bridge financing note that was effective on January 31, 2007. The simple interest rate on the new bridge financing note was eleven percent (11%) per annum. The aggregate amount of unpaid advances and accrued and unpaid interest under the amended note was convertible into equity securities of the Company at the same price and terms as securities sold by the Company to investors in its next equity financing.  The amended note amends and restates, and does not evidence payment of, the Unsecured Note for Multiple Advances effective January 31, 2007.  The total of the advances received under this loan commitment as of September 30, 2007, is $1,857,000.  For the third quarter of 2007, the Company has accrued interest expense related to this debt in the amount of $42,568.

HuntMountain Resources and Subsidiaries
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

COMMITMENTS (continued):

SUBSEQUENT EVENTS:

In October 2007, the Company obtained an amended and restated convertible unsecured note for multiple advances up to $5,000,000 (“the October Note”) from Tim Hunt, The Company’s Chairman and CEO, and/or entities controlled by Mr. Hunt, to provide working capital for the Company and its subsidiaries.  The amended note was effective on October 23, 2007.  The amended and restated convertible unsecured note was completed to replace the previous bridge financing note that was effective August 1, 2007. The simple interest rate is eleven percent (11%) per annum.  The aggregate amount of unpaid advances and accrued and unpaid interest under the amended note is convertible, in whole or in part, at the option of the holder into units of the Company’s common stock. Each unit consists of one common share and one common share purchase warrant at a conversion price of $0.25 per unit. The exercise price of the warrants issued pursuant to such conversion is set at $0.40 to acquire one new common share of the Company. The warrants to be issued pursuant to the conversion of the October note are exercisable for a period of five years from the conversion date.

In October and November of 2007 the Company received advances on the October Note totaling $1,040,000.

In November 2007, the company issued 480,000 units pursuant to the conversion of a portion of the October Note.

Item 2.  Management’s Discussion and Analysis and Plan of Operation

We had no revenues from operations during the recently completed quarter. Our only income has been derived from interest and dividends on our cash and cash investments. Interest and dividend income for the three-month period ended September 30, 2007 decreased to $4,124 from $12,753 for the same period ended September 30, 2006. This decrease is due to the fact that the Company had less cash on hand during the quarter ended September 30, 2007 than during the same period ended September 30, 2006.  The Company had higher cash balances on hand during the third quarter of 2006 due to the cash received from private placements and the exercise of warrants in 2006.

For the nine-month period ended September 30, 2007, interest and dividend income decreased to $4,992 from $31,912 for the same period ended September 30, 2006. This decrease is due to the fact that the Company had less cash on hand during the first nine months of 2007 than during the comparable period in 2006.  The Company had higher cash balances on hand during 2006 due to the cash received from private placements and the exercise of warrants.

We had a net loss of $811,058 during the three-month period ended September 30, 2007.  This compares to a net loss of $441,316 during the three-month period ended September 30, 2006. The increase in our net loss was due to significantly higher exploration expenditures, increased professional fees, increased payroll and related expenditures, increased stock options expense, increased administrative and office expenses and interest expense related to the bridge financing provided by entities controlled by our Chairman.  Interest was accrued, but none was paid or converted to equity during this quarter.  The increased expenses were partially offset by lower travel expenses.

We had a net loss of $1,984,788 during the nine-month period ended September 30, 2007.  This compares to net loss of $1,043,423 during the nine-month period ended September 30, 2006. The increase in our net loss was due to significantly higher exploration costs, higher payroll and related expenditures, higher professional fees and higher interest expense accrued on the bridge financing provided to the company by entities controlled by our Chairman.

During this most recently completed quarter, the Company primarily focused its exploration expenditures in Argentina. This exploration included the due diligence for a final agreement on the La Josefina project – which was signed in July 2007, property-related payments on the Bajo Pobré property, and core processing from our drill program at El Gateado.

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

Santa Cruz - Argentina

The Company owns the mineral exploration rights to seven property positions in the highly prospective Santa Cruz Province of Argentina totaling approximately 270,000 acres (over 1,000 sq. km).  The properties are called La Josefina, Bajo Pobré, El Gateado, El Alazan, El Overo, El Lobuno, and El Tordillo.   The Company has renewed the contract of an Argentine senior geologist with extensive experience in Santa Cruz to implement the field exploration program that includes detailed geologic mapping, diamond core drilling, and geochemical sampling.  Other contractors and employees have been hired to perform our exploration activities in Santa Cruz.  Channel samples and preliminary drill results from the El Gateado property have indicated sufficient mineralization to merit further exploration and drilling.  The Company has initiated sampling, surveying and/or drilling programs at La Josefina, Bajo Pobré, and El Gateado with the goal of defining mineral resources.  Reconnaissance exploration will also take place on the remaining Argentine properties.

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

 Liquidity

It is anticipated that expenditures will continue to increase as we move forward with our exploration programs on our current properties and seek additional opportunities with other properties.  We have sufficient resources, including a bridge loan commitment from an entity controlled by the Company’s Chairman and CEO, to meet our financial obligations for the next twelve months.  The bridge loan is evidenced by a note that was originally executed on January 31, 2007 and was to mature on July 31, 2007.  That note was amended with an amended note signed on August 9, 2007 with an effective date of July 31, 2007.  The maturity date of that amended note was extended to July 1, 2008.  The amount of that note was amended to $5,000,000 and was convertible into equity at the terms of our next public financing, subject to certain terms and conditions in the note.  In October, 2007 the note was again amended to provide for a maturity date of July 31, 2008. The aggregate amount of unpaid advances and accrued and unpaid interest under the amended note is convertible, in whole or in part, at the option of the holder into units of the Company’s common stock. Each unit consists of one common share and one common share purchase warrant at a conversion price of $0.25 per unit. The exercise price of the warrants issued pursuant to such conversion is set at $0.40 to acquire one new common share of the Company. The warrants to be issued pursuant to the conversion of the October note are exercisable for a period of five years from the conversion date. Subsequent to quarter end the company issued 480,000 units pursuant to the conversion of a portion of the note. The Company also plans to raise funds through a debt or equity offering to expand our exploration programs and acquire additional properties; although there is no assurance that an offering will be available on terms favorable to the company, or at all.

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

Item 3. Controls and Procedures

Tim Hunt, the Company’s President and CEO, and Bryn Harman, the Company’s Chief Financial Officer, have evaluated the Company’s disclosure controls and procedures as of September 30, 2007. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are designed and were effective as of September 30, 2007 to give reasonable assurances that the information required to be disclosed in the reports that the Company’s files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is also accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer.

During the quarter ended September 30, 2007 there were no changes in the Company’s internal controls or, to the knowledge of the management of the Company, any other changes that materially affect, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None

ITEM 1A.	RISK FACTORS

There are no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ending December 31, 2006.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Subsequent to quarter end the company issued 480,000 units pursuant to the conversion of a portion of the note.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On November 8, 2007 the Company held its Annual Meeting of Shareholders. A total of 26,152,151 shares were represented in person at the meeting. All shares represented at the meeting were cast in favor of the election of the following persons to the Board of Directors:

Tim Hunt

William R. Green

Eberhard A. Schmidt

Alastair H. Summers

Gregory B. Lipsker

Randal L. Hardy

Michael M. Mastor

In other business considered at the Annual Meeting, shareholders approved the change of the Company’s corporate domicile from the state of Nevada to the State of Washington. The change of domicile issue was unanimously approved with the 26,152,151 shares represented in person at the meeting voting in favor of the change of domicile.

ITEM 5.	OTHER INFORMATION

On November 8, 2007 the Board of Directors appointed Bryn Harman, CFA to the position of Chief Financial Officer. For the past five years Mr. Harman has been employed with ICM Asset Management, a national investment advisory firm, most recently holding the position of Vice President & Director of Research. Mr. Harman earned his Bachelor of Commerce degree in Finance from the University of Saskatchewan and also holds the designation of Chartered Financial Analyst

Item 6.  Exhibits

31.1	--Certification required by Rule 13a-14(a) or Rule 15d-14(a). Tim Hunt
31.2	--Certification required by Rule 13a-14(a) or Rule 15d-14(a). Bryn Harman
32.1	--Certification required by Rule 13a-14(a) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, Tim Hunt
32.2	--Certification required by Rule 13a-14(a) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, Bryn Harman

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUNTMOUNTAIN RESOURCES

/s/ Tim Hunt
BY:		DATE: November 30, 2007
TIM HUNT, CHAIRMAN, PRESIDENT & CHIEF EXECUTIVE OFFICER

/s/ Bryn Harman
BY:		DATE: November 30, 2007
BRYN HARMAN, CHIEF FINANCIAL OFFICER