Form 10-K
period 2007-12-31
HuntMountain Resources
filed 2008-04-14
CIK 65224

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
FROM _________ TO _________

HuntMountain Resources Ltd.
(Name of small business issuer in its charter)

Washington	001-01428	68-0612191
(State or other jurisdiction of incorporation or organization)	Commission File No.	(I.R.S. Employer Identification Number)

1611 N. Molter Road, Suite 201 Liberty Lake, WA	99019
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number:  509-892-5287

Securities registered under Section 12(b) of the Exchange Act:   none
Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $0.001 per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES ☒  NO ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

State issuer’s revenues for its most recent fiscal year.  $0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within 60 days.  (See definition of affiliate in Rule 12b-2 of the Exchange Act.) [Amended in release No. 33-7419 (¶85,938), effective June 13, 1997, 62 F.R. 26387.] $3,542,883 based upon 6,622,212 shares and the average bid and asked price of $0.535 per share on March 15, 2008.

(ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDING DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.  Yes☐ No☐    Not Applicable

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 33,016,285 as of March 15, 2008

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated:  (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act").  The list documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990). None

DOCUMENTS INCORPORATED BY REFERENCE:  None.

Transitional Small Business Disclosure Format: Yes ☐  No ☒

SEC 2337 (8-04)	Persons who potentially are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

References made in this Annual Report on Form 10-K to “we,” “our”, “us” and “the Company” refer to HuntMountain Resources Ltd. and our subsidiaries.

(a)	Business Development

Our predecessor, Metaline Mining and Leasing Company (MMLC) was incorporated in the State of Washington in 1927.  Historically, MMLC was engaged in the mineral exploration business.  The Company was dormant for a number of years during which time management did not think that the business climate for successfully financing mineral exploration was a viable option. In 2005, given the increase in precious metals prices and a more favorable environment for financing mineral exploration MMLC embarked on a business plan to again become active in mineral exploration. In March 2005 MMLC completed two private placements with net proceeds of approximately $650,000.   In August, 2005, the shareholders of MMLC voted to merge MMLC with and into a wholly-owned subsidiary, HuntMountain Resources.  As a result, HuntMountain Resources was the surviving entity.  The stock symbol was changed to ‘HNTM’ and is currently quoted on the Over the Counter Bulletin Board (OTC-BB) market.  We assembled an experienced executive team and began evaluating mineral exploration properties.  We acquired interests in several mineral exploration properties during 2006.  In February 2006, we contracted with an Argentine geologist to act as the Company’s General Manager – South America in pursuit of exploration properties in Argentina and elsewhere in South America.  In March 2006, we acquired interests in exploration properties in Pershing County, Nevada, Santa Cruz province of Argentina, and Québec Canada. In March, 2007 HuntMountain Resources, through its Argentine subsidiary, Cerro Cazador S.A., was awarded the exploration and development rights to the La Josefina Project from Fomento Minero de Santa Cruz Sociedad del Estado (“Fomicruz S. E.”).  The legal agreement granting our rights to the La Josefina property was finalized in July, 2007. In August, 2007 the Company incorporated a Mexican Subsidiary, Cerro Cazador Mexico S.E. and began looking at properties for acquisition in the State of Chihuahua. In January, 2008 the Company signed a purchase agreement for 100% ownership of an exploration concession totaling approximately 9,000 hectares in Chihuahua, Mexico.

(b)	Business of Issuer

We are engaged in the business of acquiring, exploring and developing mineral properties, primarily those containing gold, silver and associated base metals. Through our Latin American subsidiaries we hold mining claims in Santa Cruz province, Argentina and the state of Chihuahua, Mexico. Additionally, we hold an option to acquire a 100% interest in two properties in the province of Quebec, Canada and a 10 year lease on a mining property in the state of Nevada.

The Company is currently evaluating other exploration and development properties in North and South America.

Competition

With the increased value of gold, the mining exploration industry has become very competitive in the identification and acquisition of properties that may have commercial potential.  We compete for the opportunity to participate in exploration projects with other entities, many of which have greater financial and human resources.  In addition, we compete with others in efforts to obtain financing to explore and develop mineral properties.

Employees

At the end of 2007, we had 4 employees located in Liberty Lake, Washington, responsible for the management and oversight of our exploration, administration, financing, and marketing activities.  In addition, we had five persons employed in Argentina by our wholly-owned subsidiary. Our employees are not subject to a union labor contract or a collective bargaining agreement.  For the foreseeable future we intend to supplement our workforce by utilizing the services of consultants and contractors.

Regulation

The Company’s planned mineral exploration activities in all operating areas are subject to various federal, state, and local laws and regulations governing prospecting, development, production, labor standards, occupational health and mine safety, control of toxic substances, and other matters involving environmental protection and taxation.  It is possible that future changes in these laws or regulations could have a significant impact on the Company’s business, causing those activities to be economically reevaluated at that time.

Available Information

We are a Washington corporation with our principal executive offices located at 1611 N. Molter Road, Suite 201, Liberty Lake, Washington 99019. Our telephone number is (509) 892-5287. Our web site address is www.huntmountain.com. Copies of our annual, quarterly and recent reports and amendments to these reports are available on our website free of charge. Our Code of Business Conduct and Ethics for Directors, Officers and Employees is also available on the website free of charge. We will provide copies of these materials to shareholders upon request using the above-listed contact information, directed to the attention of Mr. Marc Lipsker.

We have included the CEO and CFO certifications regarding our public disclosure required by Section 302 of the Sarbanes-Oxley Act of 2002 as Exhibits 31-1 and 31.2 to this report.

Risk Factors

The following risk factors together with other information set forth in this Form 10-K, should be carefully considered by current and future investors in the Company’s securities.

We Are Currently Reporting Operating Losses and Have Minimal Assets

We have no operating revenues or earnings from operations and an accumulated deficit of approximately $11,800,000. We had approximately $650,000 in cash and cash equivalent investments as of the end of 2007.  As a mineral exploration company we will sustain operating expenses without corresponding revenues.  This will result in our incurring net operating losses that will increase continuously until we can bring a property into production or lease, joint venture or sell any property we may acquire.

Our Primary Assets Are Exploration Properties and We Have No Operating Properties

The Company has currently identified no precious metal resource on any of its properties.

Risks Inherent in the Mining Industry

Mineral exploration and development is highly speculative and capital intensive.  Most exploration efforts are not successful, in that they do not result in the discovery of mineralization of sufficient quantity or quality to be profitably mined.  Our operations are also indirectly subject to all of the hazards and risks normally incident to developing and operating mining properties.  These risks include insufficient reserves; fluctuations in production costs that may make mining of reserves uneconomic; significant environmental and other regulatory restrictions; labor disputes; geological problems; failure of pit walls or dams; force majeure events; and the risk of injury to persons, property or the environment.

Uncertainty of Reserves and Mineralization Estimates

There are numerous uncertainties inherent in estimating proven and probable reserves and mineralization, including many factors beyond our control.  The estimation of reserves and mineralization is a subjective process and the accuracy of any such estimates is a function of the quality of available data and of engineering and geological interpretation and judgment.  Results of drilling, metallurgical testing, production, and the evaluation of mine plans subsequent to the date of any estimate may justify revision of such estimates.  No assurances can be given that the volume and grade of any reserves recovered and rates of production will not be less than anticipated.  Assumptions about prices are subject to great uncertainty as metals prices have fluctuated widely in the past.  Declines in the market price of base or precious metals also may render reserves or mineralization containing relatively lower grades of mineralization uneconomic to exploit.  Changes in operating and capital costs and other factors including, but not limited to, short-term operating factors such as the need for sequential development of mineral bodies and the processing of new or different mineral grades, may materially and adversely affect reserves.

Fluctuations in the Market Price of Minerals May Make Projects Uneconomic

The profitability of mining operations is directly related to the market price of the metals being mined.  The market price of precious and base metals such as gold, silver, and copper fluctuate widely and is affected by numerous factors beyond the control of any exploration or mining company.  These factors include expectations with respect to the rate of inflation, the exchange rates of the dollar and other currencies, interest rates, global or regional political, economic or banking crises, and a number of other factors.  If the market prices of the mineral commodities we plan to explore decline, this will have a negative effect on the availability of financing.

Environmental Risks

Mineral exploration, development and mining is subject to potential risks and liabilities associated with pollution of the environment and the disposal of waste products occurring as a result of mineral exploration and production.  Insurance against environmental risk (including potential liability for pollution or other hazards as a result of the disposal of waste products occurring from exploration and production) is not generally available to the Company (or to other companies in the minerals industry) at a reasonable price.  To the extent that the Company becomes subject to environmental liabilities, the satisfaction of any such liabilities would reduce funds otherwise available to the Company and could have a material adverse effect on the Company.  Laws and regulations intended to ensure the protection of the environment are constantly changing, and are generally becoming more restrictive.

We May Not Have Sufficient Funds to Complete Further Exploration Programs

We have limited financial resources, do not generate operating revenue, and must finance our exploration activity by other means.  We do not know whether additional funding will be available for further exploration of our projects.  If our exploration programs successfully locate an economic mineral occurrence, additional funds will be required to place it into commercial production. Substantial expenditures would be required to exploit a mineral occurrence through drilling, metallurgical processes, and construction of mining and processing facilities at any site chosen for mining.  If we fail to obtain additional financing, we may have to delay or cancel further exploration or development of our properties and we could lose all of our interest in our properties.

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

Our Resource Calculations Rely on Estimates That Cannot Be Confirmed in Advance

In carrying on our mineral exploration activities, and making determinations about whether to proceed beyond the exploration stage, we must rely upon estimated calculations of mineral content and corresponding grades on our properties.  Any material changes in estimates will affect the economic viability of the placing of a property into production and a property’s return on capital.

Properties May Be Subject To Uncertain Title

The ownership and validity, or title, of mining claims are often uncertain and may be contested.  A successful claim contesting our title to a property will cause us to lose our rights to mine that property.  This could result in our not being compensated for our prior expenditures relating to the property.

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

Future Sales of Our Common Stock May Adversely Affect Our Stock Price and Our Financing Needs May Have a Dilutive Impact on Our Stockholders

Sales of a substantial number of our shares of common stock in the market, or the perception that these sales could occur, could substantially decrease the market price of our common stock.  Substantially all of the shares of our common stock held by our affiliates are available for resale in the U.S. public market in compliance with Rule 144 under the United States Securities Act of 1933, as amended (the "1933 Act").  As restrictions on resale end, the market price of our common stock could drop significantly if the holders of these shares sell them or are perceived by the market as intending to sell them.  We make no prediction as to the effect, if any, that future sales of common stock, or the availability of common stock for future sale, will have on the market price of our common stock prevailing from time to time.

Our Common Stock May Have a Limited Public Market

Our Shares of common stock have a limited public market.  Although the shares are currently quoted for trading on the OTC Bulletin Board in the United States, we cannot assure that an active and liquid trading market will develop for our shares.  Such a failure may have a material adverse impact on the market price of the shares and the ability of a shareholder to dispose of the shares in a timely manner or at all.

Some Directors And Officers Have Conflicts Of Interest As A Result Of Their Involvement With Other Natural Resource Companies

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

Santa Cruz Province, Argentina

La Josefina Property

Overview

In March, 2007 HuntMountain Resources, through its Argentine subsidiary, Cerro Cazador S.A., was awarded the exploration and development rights to the La Josefina Project from Fomento Minero de Santa Cruz Sociedad del Estado (“Fomicruz.”).  Fomicruz is owned by the government of the Santa Cruz province in Argentina. The legal agreement granting our rights to the La Josefina property was finalized in July, 2007. Pursuant to this agreement, Cerro Cazador is obligated to spend US$6 million in exploration and complete pre-feasibility and feasibility studies during a 4 exploration season period commencing in October, 2007 at La Josefina in order to earn mining and production rights for a 40-year period in a joint venture partnership (“JV”) with Fomicruz S.E. Cerro Cazador may terminate this agreement at the end of each exploration stage if results are negative. With the successful completion of positive pre-feasibility and feasibility studies at the end of the 4th year, a new company will be formed which will be 91%-owned by Cerro Cazador and 9%-owned by Fomicruz. Once commercial production starts, Fomicruz has a one-time election to increase its interest in the Company to either 19%, 29% or 49% by reimbursing Cerro Cazador 10%, 20% or 40%, respectively, of Cerro Cazador’s total investment in the project. The royalty prescribed by Federal (Argentina) mining code will be a 1% mine-mouth royalty if the operation produces doré bullion within the province, which is required in the agreement. Also, because La Josefina is a Provincial Mining Reserve with the mineral rights belonging to the province, the project will carry an additional 5 % mine-mouth royalty.

In February 2008 Cerro Cazador purchased the “La Josefina Estancia”, a 90 square kilometer parcel of land within the La Josefina project area. Cerro Cazador plans to use the La Josefina Estancia as a base of operations for Santa Cruz exploration.

Location

The La Josefina property is located in north central Santa Cruz Province, about 160 kilometers NW of the coastal town of Puerto San Julian and 120 kilometers NE of the town of Gobernador Gregores.
Infrastructure present on the project includes a ranch house and several out-buildings that are currently being used as camp headquarters and core storage facilities.

Climate and Physiography

The Patagonia region is classified as a continental steppe-like climate. It is arid, very windy and has two distinct seasons; a cold season and a warm season. The area is sparsely vegetated, consisting mostly of scattered low bushes and grass. Because Patagonia is in the southern hemisphere, the seasons are opposite to North America. The cold winter months are from May to September and warmer summer is from November to March. The average annual precipitation averages only 200 mm, much of which occurs as winter snow; average monthly temperatures range from 3°C to 14°C, but vary widely depending on elevation. The winds are persistent, cool, dry and gusty, averaging about 36 km/hour and directed predominantly to the east-southeast off the Andean Cordillera. All of the Company’s Santa Cruz province projects are characterized by subdued hilly terrain with internal drainages and playa lakes. Elevations range from 300 meters to 800 meters above sea level. Hill slopes are not steep, usually less than 10° and the rock exposures on these hillsides are typically excellent. Almost all of the mineralization and significant geochemical and geophysical anomalies are on the crests or the flanks of these subdued hills.

Mining claim detail

The La Josefina Project includes 15 Manifestations of Discovery (Manifestacións de Descubrimiento, or simply “MDs”) totaling 52,776 hectares which are partially covered by 399 mining claims (minas or pertenencias), as shown in Figure 2 and listed in the following table:

Mineral Properties of the La Josefina Project

M.D.	Expediente	Hectares	No. of Perts

Nicolas Alejandro	409.072/F/98	3500	30
Lucas Marcelo	409.071/F/98	3500	12
Sofia Lujan	409.070/F/98	3500	6
Matiao Augusto	409.0769/F/98	3500	24
Maria Jose	409.068/F/98	3500	35
Ivo Gonzalo	409.067/F/98	3500	35
Mirta Julia	409.066/F/98	3500	35
Ailin	409.065/F/98	3500	35
Mariana T.	409.064/F/98	3500	18
Benjamin	409.063/F/98	3500	35
Guiliana	409.062/F/98	5100	25
Rosella	409.061/F/98	3227	18
Noemi	409.060/F/98	3013	30
Diana	409.059/F/98	2995	25
Miguel Angel	409.058/F/98	3435	35
Julia	409.048/F/98	6	1

		52,776	399

Required property payments

Cerro Cazador must maintain the La Josefina mining rights by paying the annual canons due the province on the project’s 399 pertenencias. This currently amounts to approximately US$101,000 per year that can be deducted from the $ 6,000,000 work commitment.

Accessibility

The La Josefina Project is located in the north-central part of Santa Cruz Province, the southernmost of the several Argentine provinces comprising a vast, sparsely-populated, steppe-like region of southern South America known as Patagonia. The nearest town to the project is Gobernador Gregores (population 2,500), about 110 kilometers southwest, and the nearest Atlantic coastal town is Puerto San Julián (population 6,200), approximately 190 kilometers southeast. The project is accessible via automobile by driving east from Gobernador Gregores for 40 km on gravel Provincial Road 25 – or west from Puerto San Julián for 170 km on the same road – and then north on gravel Provincial Road 12 for 110 km. Provincial Road 12 crosses the edge of the project and continues another 240 kilometers north to the oil town of Pico Truncado (population 15,000) in the northeastern part of the province. The provincial roads are generally accessible via two-wheel drive vehicles in dry weather but can become slippery to impassable for short periods when wet. Gobernador Gregores and Puerto San Julián are both served by weekly “commuter” flights to/from Comodoro Rivadavia (population 137,000), an important industrial center and port city, 428 kilometers north of Puerto San Julián via paved highway Ruta 3. Comodoro Rivadavia serves as the region’s major supply center for the booming petroleum and mining industries and is served by several airline flights daily to Buenos Aires and other major cities in Argentina. Ruta 3, Argentina’s major coastal highway, runs from Buenos Aires on the north to Ushuaia at the southernmost tip of the continent and offers all-weather access to a number of sea ports.

Geologic Setting

The La Josefina Project is located near the center of a large non-deformed stable platform known as the Deseado Massif, which covers an area of approximately 100,000 square kilometers in the northern third of Santa Cruz Province. The Deseado Massif is similar to the Somun Cura Massif encompassing parts of the adjacent provinces to the north. The two massifs are major metallotectonic features of the Patagonia region and represent the products of massive continental volcanism formed in the wake of extensional rifting caused by the breakup of the South American and African continents in Jurassic time.

The Deseado Massif is dominated by felsic volcanic and volcaniclastic rock units belonging to a few major regional sequences deposited in middle- to late-Jurassic time. The rocks are broken into a series of regional fractures that probably represent reactivated basement fracture zones. Faults active during the period of intense Jurassic extension and volcanism trend mostly NNWSSE and form a series of grabens, half-grabens and horst blocks which are tilted slightly to the east. Since Jurassic time, the rocks have been cut by normal faults of several different orientations, mainly NW-SE and ENE-WSW but have undergone only a moderate amount of compression. In general, the Jurassic rocks remain relatively undeformed and generally flat to gently dipping, except locally where close to faults, volcanic domes or similar features.

The geology of the La Josefina Project Area was mapped in detail by Moreira (2005). The project geology is essentially a scaled version of the Deseado Massif geology described above. Specifically:

•	The project area is dominated by Jurassic-age rhyolitic volcanic units belonging to the Chon Aike Formation

•	There is one inlier of metamorphic basement rocks belonging to the Paleozoic age La Modesta Formation;

•	There are several small inliers of andesitic volcanics belonging to the Bajo Pobre Formation which is slightly older than the Chon Aike;

•	About half of the area is covered by thin Quaternary basalt flows; and

•	The project is crossed by a number of conjugate NNW-SSE and NE-SW sets of strong fault lineaments which are similar to those occurring throughout the Deseado Massif region.

Missing or unrecognized are the Jurassic-age sedimentary and volcaniclastic units of the Roca Blanca and La Matilde formations that are present at many other places in the region. Rhyolitic ignimbrites, lavas and tuffs of the Chon Aike Formation are intermittently exposed over about half of the La Josefina Project area with the remainder of the area largely concealed beneath the veneer of Quaternary basalts. Moreira (2005) subdivided the Chon Aike of the project area into nine members, each representing a separate volcanic event with generally similar sequences consisting of basal surge breccia followed by pyroclastic flows (ignimbrites), ash-fall tuffs and finally by re-worked volcaniclastic detritus. According to Moreira, the volcanism responsible for these nine episodic eruptions reached its climax over a relatively short 4-million year period in upper Jurassic time and is responsible for epithermal events that emplaced the gold-silver mineralization found in the La Josefina Project Area.

Nearly all of the hundreds of gold-silver and base metals occurrences in the Deseado Massif region of southern Argentina are categorized as “low-sulfidation type epithermal vein deposits.” “Epithermal” deposits are high-level hydrothermal systems which usually form within one kilometer of the surface at relatively low temperatures, generally in the range of 50°C to 200°C. They often represent deeper parts of fossil geothermal systems with some forming hot-springs at or near the surface. The modifier “low-sulfidation” denotes a variety of epithermal deposits characteristically deficient in sulfide minerals and often called “quartz-adularia” vein systems after the two most common gangue (non-valuable) minerals in the veins. Well-known examples of low-sulfidation type epithermal deposits include Comstock (Nevada, USA), McLaughlin (California, USA), Creede (Colorado, USA), Ladolam (Lihir, Papua New Guinea), El Peñon (Chile), Guanajuato (Mexico), Hishikari (Japan) and – in the Deseado Massif region of Argentina – Mina Martha and Cerro Vanguardia.

The many low-sulfidation epithermal occurrences of the Deseado Massif are products of episodic rhyolitic volcanism spread widely over a 50-million year time period and a 100,000 square kilometer area. Despite differences in space and time, they are all remarkably similar in style and origin and they closely fit the classic low-sulfidation epithermal vein model. The region’s premier deposit example and flagship operation is the Cerro Vanguardia mine, operated jointly by AngloGold Ashanti and Fomicruz S.E., which opened in 1998. The Cerro Vanguardia mine has produced continuously at the approximate rate of 250,000 ounces gold and 2.5 million ounces silver per year at average cash costs of US$133 to US$232 per ounce of gold (AngloGold Annual Reports, 2001-2006). The deposits are fissure vein systems localized by structures, often a meter or more wide and hundreds of meters to several kilometers long. They are comprised of quartz veins, stockworks and breccias that carry gold, silver, electrum and some sulfides, mainly pyrite, with variable, but usually small, amounts of base metal sulfides. The richest mineralization commonly occurs in dilational zones caused by structural irregularities along or down the vein. The thickening and thinning along and down the structure, often referred to as “pinch-and-swell,” is responsible for rod-like high-grade ore shoots that are hallmarks of these systems.

History

In 1975 the first occurrence of metals known in the La Josefina area was publicly mentioned by the Patagonia delegation of the National Ministry of Mining who reported the presence of an old lead-zinc mine in veins very near Estancia La Josefina (Viera and Marquez, 1975). This received no further attention until 1994 when a research project by the Institute of Mineral Resources of the UNLP and the geology department of the University of Patagonia San Juan Bosco examined the occurrence. The investigation corroborated not only the presence of base metals but also found significant amounts of previously unknown precious metals (1 to 3 g/t Au and 5 to 21 g/t Ag).

In 1994, immediately after the La Josefina gold-silver discovery, Fomicruz S.E. claimed the area as a Provincial Mineral Reserve and subsequently explored the project in collaboration with the Instituto de Recursos Minerales (INREMI) of La Plata University. The geology and alteration of the project area was mapped at a scale of 1:20,000, mineralized structures and zones of sinter were mapped at 1:2,500, trenches across the structures were continuously sampled and mapped at scales of 1:100 and ground geophysical surveys consisting of 6,000 metres of inverse polarization resistivity and 5,750 meters of magnetic surveys were completed over sectors of greatest interest (INREMI, 1996). In 1998, after four years of exploring and advancing interest in the project, Fomicruz S.E. offered La Josefina for public bidding by international mining companies. In accordance with provincial law, the winner would continue exploring the project to earn the right to share production with Formicruz S.E. of any commercial discoveries. The bid was awarded to Minamérica S. A., a small private Argentine mining company. Minamérica S.A. dug a limited number of new trenches, initiated a program of systematic surface geochemical sampling, completed several new IP-Resistivity geophysical survey lines and drilled the first exploration holes on the project – 12 diamond core holes (HQ-size, 63.5mm diameter) totaling 800 meters in length. Minamerica S.A. exploration activity and the property reverted back to Formicruz S.E. in 1999.

In 2000, Fomicruz S.E. resumed exploration of the project and continued their efforts until 2006. Pits were dug to bedrock on 100-meter grids over some of the target areas, 3,900 meters of new trenches were dug and sampled, more than 8,000 float, soil and outcrop samples were collected for geochemical analyses, some new IP-Resistivity surveys were completed and 59 diamond core holes (total 3,680 meters) were drilled to average shallow depth below surface of 55 meters. Of these holes, 37 were NQ-size core (47.6mm diameter) and 22 were HQ-size core (63.5mm). Fomicruz reports spending more than US$2.8 million in exploring and improving infrastructure on the La Josefina Project from 1994 to 2006.

Exploration

Cerro Cazador completed a 6,000 meter drilling program on the La Josefina property in February of 2008. Significant results of this drilling program, based on all assays received to date with grades over 1 g/t gold, are as follows:

HOLE NUMBER	From	To	Width	Au g/t	Ag g/t

SVN-D07-001	14.80	15.30	0.50	4.96	2.00
	17.00	17.50	0.50	2.855	1.55
	79.00	80.00	1.00	2.27	14.40
	81.00	81.50	0.50	15.25	113.00

SVN-D07-002	66.50	67.12	0.62	1.37	2.50
	73.40	73.80	0.40	1.15	2.70
	76.22	76.65	0.43	1.58	18.60

HOLE NUMBER	From	To	Width	Au g/t	Ag g/t
SVN-D07-002	87.55	88.10	0.55	1.02	227.00
	88.10	88.50	0.40	3.14	25.00
	88.50	89.05	0.55	12.40	88.20
	89.05	89.60	0.55	11.80	72.50
	89.60	90.08	0.48	4.68	27.10
	132.40	132.87	0.47	9.49	113.00
	132.87	133.37	0.50	1.51	12.60

SVN-D07-004	23.15	24.00	0.85	7.82	2.30
	24.00	26.00	2.00	1.14	0.80
	30.00	31.00	1.00	2.12	2.20
	41.00	41.77	0.77	2.81	129.00
	41.77	42.65	0.88	19.90	2100.00
	42.65	43.30	0.65	16.50	537.00

In 2007 Cerro Cazador incurred approximately $825,000 in exploration expenses on the La Josefina property.

Legal Framework for Exploration in Argentina

In Argentina, minerals are owned by the provinces, even when they are generally regulated by the national Mining Code. The Mining Code establishes that private property of mines is determined by legal concession.

The provinces can impose a maximum 3% mine-mouth royalty on mineral production. In the case of Santa Cruz Province, if most of the mining processes are performed in the state with doré bar as the final product the mine-mouth royalty can drop to 1%.

In addition, in 1993 the Argentine Congress approved “The Mining Investment Law” which covers all mining stages: prospecting, exploration, extraction, milling, leaching and smelting, when this industrialization is performed by the same economic unit in the region of origin of the mineral. Mining companies need to file paper work with the National Mining Office in order to get an official certificate which gives several advantages. These advantages include 30 years of tax stability on new mines development, capital investment depreciation rights, advantages on provincial and municipal taxes, deduction of 100% on income taxes for the cost of investment done during prospecting and exploration studies, a special regime for amortizing investment in infrastructure machinery and equipment, exemption from income tax of profits resulting from mines and mineral rights; and certain import and export benefits alleviating taxes. By virtue of the mining code, new mine developments can claim a five-year federal tax holiday on production income in Argentina.

Exploration stages:

a) Cateos: The first step in acquiring mining rights is filing a cateo, which gives exclusive prospecting rights for the requested area for a period of time, according with the size of the obtained surface. The maximum size of each cateo is 10,000 hectares, which gives one thousand days to explore the area. A maximum of 20 cateos can be held by a single entity (individual or company) in any one province.

b) Manifestation of Discoveries: The holder of a cateo has exclusive right to establish a Manifestation of Discovery (MD) on that cateo, but MDs can also be set without a cateo on any land not covered by another entity’s cateo. MD´s are filed as either a vein or a disseminated discovery. A square protection zone can be declared around the discovery – up to 840 hectares for a vein MD or up to 7,000 hectares for a disseminated MD. The protection zone grants the discoverer exclusive rights for an indefinite period, during which the discoverer must provide an annual report presenting a program of exploration work and investments related to the protection zone.

c) Minas (Mining claims): An MD can later be upgraded to a Mina (mine claim), which gives the holder the right to begin commercial extraction of minerals.

A period not less than sixty (60) days must elapse between the publication of the expiration of the time for exclusive exploration rights belonging to a person and the request of a Cateo by another person (Article 28, amended by Law 22259). During this period of 60 days (as amended by Law 24468), it is allowed that the owner of the Cateo makes its Manifestation of Discoveries. An additional period to make the required “formal work” up to 150 days is obtained and the exploration area is reduced to 70 zones or mining claims of 6 hectares each for vein type deposits or 35 zones of mining claims of 100 hectares each for disseminated type deposits.

The Mines Notary is the officer attesting in the discovery statement to the delivery date and hour, certifying after the Mining Authorities find out whether there is or not another petition in the zone. The certification is made after the Graphic Department verifies on a map the location of the announced discovery.

When the permission has been granted, the claims are to be defined.  Once the discovery has been verified and the mine deposit confirmed, the petitioner will request the formal concession for the mine.

The explorer must compensate the surface owner for any damage incurred during the exploration activities. The surface owner can demand a previous amount of money as a compensation value.

Mining Property:

The mine concession is unlimited in time, and only ends when the exploitation ceases. It can be transferred by any of the means used for transfers of common property, and as in common real state, mining properties are subject to mortgages.

The payment of an annual Lease or Mining Right of 80 Argentinean pesos for each claim in vein deposit and 800 Argentinean pesos for each disseminated deposit, is required. The lease must be paid in advance and in two equal semi-annual instalments (June 30 and December 31).

The miner shall have to invest in the mine equipment, camps, building, roads, power plants, within the term of 5 years (Art 273) for a minimum amount of 500 times the annual Lease.

Provinces that decide to collect royalties may not receive a percentage exceeding three per cent over the “mine’s exit value” of the extracted ore.

Bajo Pobré Property

Overview

In January, 2006 Cerro Cazador signed a Letter of Intent with FK Minera S.A. to acquire a 100% interest in the Bajo Pobré gold property located in Santa Cruz Province, Argentina. In March, 2007 Cerro Cazador signed a final contract to acquire the Bajo Pobré property.  Pursuant to this agreement, Cerro Cazador can earn up to a 100% equity interest in the Bajo Pobré property by making cash payments and exploration expenditures over a five-year earn-in period. The required expenditures and ownership levels upon meeting those requirements are:

Year of the Agreement	Payment to FK Minera S.A.	Exploration Expenditures	Ownership
First Year	$50,000	$250,000	0%
Second Year	$50,000	$250,000	0%
Third Year	$75,000	$0	51%
Fourth Year	$75,000	$0	60%
Fifth Year	$75,000	$0	100%

After the fifth year, Cerro Cazador shall pay FK Minera the greater of a 1% NSR royalty on commercial production or US$100,000 per year.  Cerro Cazador has the option to purchase the NSR Royalty for a lump sum payment of US$1,000,000 less the sum of all royalty payments made to FK Minera to that point. Cerro Cazador has the right to conduct exploration on these properties for a period of at least 1,000 days and retains 100% ownership of any mineral deposit found within. Should a mineral deposit be discovered, the Company has the exclusive option to file for mining rights of said deposit.

Filed with the Santa Cruz provincial mining authority, the Bajo Pobré property is comprised of one “Manifestation of Discovery” type mining claim designated “MD Joanna Belem 409162/S/94 and 32 covering “pertenencia” type mining claims. The property covers an area of approximately 120 square kilometers.

Location and Accessibility

Bajo Pobre Property is located in north-central Santa Cruz province near 47 18’ 04” south latitude and 69 11’ 28” west longitude, 90 kilometers south of the town of Las Heras. It can be accessed by driving west from Las Heras on provincial route 43 for 53 kilometers then south on route 39 for 85 kilometers crossing estancias Laguna grande, El Mirasol, La Herradura and Cumbres Blancas. From there, turning south-east on the access road to Estancia Santa Cruz and traveling an additional 82 kilometers to the property boundary. The total distance of 220 kilometers can be traveled in the summer by 2X4 and normally in the winter by 4X4.

Climate and Physiography

The Patagonia region is classified as a continental steppe-like climate. It is arid, very windy and has two distinct seasons; a cold season and a warm season. The area is sparsely vegetated, consisting mostly of scattered low bushes and grass. Because Patagonia is in the southern hemisphere, the seasons are opposite to North America. The cold winter months are from May to September and warmer summer is from November to March. The average annual precipitation averages only 200 mm, much of which occurs as winter snow; average monthly temperatures range from 3°C to 14°C, but vary widely depending on elevation. The winds are persistent, cool, dry and gusty, averaging about 36 km/hour and directed predominantly to the east-southeast off the Andean Cordillera. All of the Company’s Santa Cruz province projects are characterized by subdued hilly terrain with internal drainages and playa lakes. Elevations range from 300 meters to 800 meters above sea level. Hill slopes are not steep; usually less than 10° and the rock exposures on these hillsides are typically excellent. Almost all of the mineralization and significant geochemical and geophysical anomalies are on the crests or the flanks of these subdued hills.

History

The Bajo Pobré property was discovered in 1970 and has been worked intermittently by several government entities and private companies. Exploration began in the 1990’s with geologic mapping and surface sampling.  Assays from this sampling yielded values from nil to 40 grams per ton gold.  Drill targets identified from surface sampling were augmented in 2002 with additional targets derived from a geophysical survey.  In 2003 and 2004, the property saw a limited amount of exploration drilling which tested a small portion of these targets.

Geology

The project is located within the Deseado Massif which is dominated by felsic volcanic and volcaniclastic rock units belonging to a few major regional sequences deposited in middle- to late-Jurassic time. The rocks are broken into a series of regional fractures that probably represent reactivated basement fracture zones. Faults active during the period of intense Jurassic extension and volcanism trend mostly NNWSSE and form a series of grabens, half-grabens and horst blocks which are tilted slightly to the east. Since Jurassic time, the rocks have been cut by normal faults of several different orientations, mainly NW-SE and ENE-WSW but have undergone only a moderate amount of compression. In general, the Jurassic rocks remain relatively undeformed and generally flat to gently dipping, except locally where close to faults, volcanic domes or similar features.

The geology of the project area is dominated by Jurassic-aged, volcanic rocks of the Bajo Pobré formation. Mineralization is characterized as epithermal in nature, comprised of numerous zones of quartz veining, vein breccias, and stock works with a cumulative strike length of more than 9 kilometers. Individual veins range from 0.5 meters to 6 meters in width.

Exploration Program

We have not engaged in any exploration activity on the Bajo Pobré property. We plan to allocate the bulk of exploration expenditures to diamond core drilling of established targets after a thorough review of the database.  In addition, a small percentage of exploration expenditures will be allocated to property-wide reconnaissance to identify additional drill targets.

El Gateado Property

Overview

In March, 2006 Cerro Cazador acquired the right to conduct exploration on El Gateado for a period of at least 1,000 days and retain 100% ownership of any mineral deposit found within. Should a mineral deposit be discovered, we have the exclusive option to file for mining rights on the deposit. Cerro Cazador paid a one-time filing fee of US$ 3,226 for El Gateado.

Location and Accessibility

El Gateado is a 10,000 hectare exploration concession filed with the Santa Cruz Provincial mining authority The El Gateado Project is located in the north-central part of Santa Cruz Province, the southernmost of the several Argentine provinces comprising a vast, sparsely-populated, steppe-like region of southern South America known as Patagonia (Figure 1). The nearest town to the project is Gobernador Gregores (population 2,500), about 110 kilometers southwest, and the nearest Atlantic coastal town is Puerto San Julián (population 6,200), 190 kilometers southeast. The project is accessible via automobile by driving east from Gobernador Gregores for 40 km on gravel Provincial Road 25 – or west from Puerto San Julián for 170 km on the same road – and then north on gravel Provincial Road 12 for 110 km. Provincial Road 12 crosses the edge of the project and continues another 240 kilometers north to the oil town of Pico Truncado (population 15,000) in the northeastern part of the province. The provincial roads are generally accessible via two-wheel drive vehicles in dry weather but can become slippery to impassable for short periods when wet. Gobernador Gregores and Puerto San Julián are both served by weekly “commuter” flights to/from Comodoro Rivadavia (population 137,000), an important industrial center and port city, 428 kilometers north of Puerto San Julián via paved highway Ruta 3. Comodoro Rivadavia serves as the region’s major supply center for the booming petroleum and mining industries and is served by several airline flights daily to Buenos Aires and other major cities in Argentina. Ruta 3, Argentina’s major coastal highway, runs from Buenos Aires on the north to Ushuaia at the southernmost tip of the continent and offers all-weather access to a number of sea ports.

Climate and Physiography

The Patagonia region is classified as a continental steppe-like climate. It is arid, very windy and has two distinct seasons; a cold season and a warm season. The area is sparsely vegetated, consisting mostly of scattered low bushes and grass. Because Patagonia is in the southern hemisphere, the seasons are opposite to North America. The cold winter months are from May to September and warmer summer is from November to March. The average annual precipitation averages only 200 mm, much of which occurs as winter snow; average monthly temperatures range from 3°C to 14°C, but vary widely depending on elevation. The winds are persistent, cool, dry and gusty, averaging about 36 km/hour and directed predominantly to the east-southeast off the Andean Cordillera. All of the Company’s Santa Cruz province projects are characterized with subdued hilly terrain with internal drainages and playa lakes. Elevations range from 300 meters to 800 meters above sea level. Hill slopes are not steep; usually less than 10° and the rock exposures on these hillsides are typically excellent. Almost all of the mineralization and significant geochemical and geophysical anomalies are on the crests or the flanks of these subdued hills.

History

No known exploration has taken place at El Gateado prior to the work completed by the Company in 2006 and 2007. During that time the Company conducted a program consisting of surface channel outcrop sampling, geological mapping, topographic surveying and 1,500 meters of diamond core drilling.

Geology

The project is located within the Deseado Massif which is dominated by felsic volcanic and volcaniclastic rock units belonging to a few major regional sequences deposited in middle- to late-Jurassic time. The rocks are broken into a series of regional fractures that probably represent reactivated basement fracture zones. Faults active during the period of intense Jurassic extension and volcanism trend mostly NNWSSE and form a series of grabens, half-grabens and horst blocks which are tilted slightly to the east. Since Jurassic time, the rocks have been cut by normal faults of several different orientations, mainly NW-SE and ENE-WSW but have undergone only a moderate amount of compression. In general, the Jurassic rocks remain relatively undeformed and generally flat to gently dipping, except locally where close to faults, volcanic domes or similar features.

Mineralization on the property is localized within the volcanic and volcanoclastic Jurassic-aged Chonaike Formation. The precious metal occurrences are generally characterized as epithermal systems manifested in quartz vein and stockwork exposures.

Exploration Program

We began field reconnaissance work in February 2006 with the completion of a topographic survey, base map generation, and a staked grid. In late 2006 and early 2007 we drilled 13 holes on the El Gateado property. Results of our drilling program were as follows:

	From	To	Gold
Hole ID	(meters)		(g/t	)
GAT-DDH06 001	137.7	138.7	2.39
	138.7	139.2	0.68
	139.2	139.7	3.03
	139.7	140.2	3.76
	140.2	140.8	8.24
	140.8	141.4	2.52
	141.4	142.0	3.92
	142.0	142.5	0.88
	142.5	143.2	6.50
	143.2	144.0	2.92
	144.0	145.0	4.78
	145.0	145.8	3.82
	145.8	146.6	1.89
	146.6	147.4	11.70
	147.4	148.2	0.74
	148.2	149.0	0.60
GAT-DDH06-002	No significant results
GAT-DDH06-003	36.74	37.50	1.30
GAT-DDH06-004	16.0	17.0	1.01
	67.0	68.0	1.07
GAT-DDH06-005	No significant results
GAT-DDH06-006	21.0	22.5	3.64
GAT-DDH07-007	32.1	32.6	1.07
	33.0	33.5	2.61
GAT-DDH07-008	55.4	55.9	1.77
	57.2	58.0	1.34
	58.6	59.5	2.33
GAT-DDH07-009	No significant results
GAT-DDH07-010	No significant results
GAT-DDH07-011	No significant results
GAT-DDH07-012	9.0	9.5	1.32
	35.0	36.0	1.08
GAT-DDH07-013	10.0	11.0	1.29

Cerro Cazador incurred approximately $706,000 in exploration expenses on the initial El Gateado drilling program.

Other Santa Cruz Properties

Overview

In 2006, we were granted exclusive rights to explore three properties known as El Overo, El Alazan, and El Tordillo in Santa Cruz province of Argentina. We have the right to conduct exploration on these properties for a period of at least 1,000 days and retain 100% ownership of any mineral deposit found within. Should a mineral deposit be discovered, we have the exclusive option to file for mining rights on the deposit.

Location and Accessibility

The “El Alazan”, “El Overo”, and “El Tordillo”  properties form a contiguous land block located 220 kilometers NW of the port town of Puerto San Julian and 100 kilometers north of the town of Gobernador Gregores.  This entire property package covers an area approximately 300 square kilometers in size. The projects are accessible via automobile by driving east from Gobernador Gregores for 40 km on gravel Provincial Road 25 – or west from Puerto San Julián for 170 km on the same road – and then north on gravel Provincial Road 12 for 50 km. Then turning northwest on provincial route 74 for 65 km The provincial roads are generally accessible via two-wheel drive vehicles in dry weather but can become slippery to impassable for short periods when wet. Gobernador Gregores and Puerto San Julián are both served by weekly “commuter” flights to/from Comodoro Rivadavia (population 137,000), an important industrial center and port city, 428 kilometers north of Puerto San Julián via paved highway Ruta 3. Comodoro Rivadavia serves as the region’s major supply center for the booming petroleum and mining industries and is served by several airline flights daily to Buenos Aires and other major cities in Argentina. Ruta 3, Argentina’s major coastal highway, runs from Buenos Aires on the north to Ushuaia at the southernmost tip of the continent and offers all-weather access to a number of sea ports.

Climate and Physiography

The Patagonia region is classified as a continental steppe-like climate. It is arid, very windy and has two distinct seasons; a cold season and a warm season. The area is sparsely vegetated, consisting mostly of scattered low bushes and grass. Because Patagonia is in the southern hemisphere, the seasons are opposite to North America. The cold winter months are from May to September and warmer summer is from November to March. The average annual precipitation averages only 200 mm, much of which occurs as winter snow; average monthly temperatures range from 3°C to 14°C, but vary widely depending on elevation. The winds are persistent, cool, dry and gusty, averaging about 36 km/hour and directed predominantly to the east-southeast off the Andean Cordillera. All of the Company’s Santa Cruz province projects are characterized by subdued hilly terrain with internal drainages and playa lakes. Elevations range from 300 meters to 800 meters above sea level. Hill slopes are not steep; usually less than 10° and the rock exposures on these hillsides are typically excellent. Almost all of the mineralization and significant geochemical and geophysical anomalies are on the crests or the flanks of these subdued hills.

History

To date, there has been no known historic precious metal exploration conducted on these three properties. However, they cover areas of strong hydrothermal alteration and structural complexity conducive to precious metal discovery that have been indicated by satellite images.  They are also located adjacent to several known gold and silver occurrences.

Geology

The project is located within the Deseado Massif which is dominated by felsic volcanic and volcaniclastic rock units belonging to a few major regional sequences deposited in middle- to late-Jurassic time. The rocks are broken into a series of regional fractures that probably represent reactivated basement fracture zones. Faults active during the period of intense Jurassic extension and volcanism trend mostly NNWSSE and form a series of grabens, half-grabens and horst blocks which are tilted slightly to the east. Since Jurassic time, the rocks have been cut by normal faults of several different orientations, mainly NW-SE and ENE-WSW but have undergone only a moderate amount of compression. In general, the Jurassic rocks remain relatively undeformed and generally flat to gently dipping, except locally where close to faults, volcanic domes or similar features.

Mineralization on the properties is localized within the volcanic and volcanoclastic Jurassic-aged Chonaike Formation. These precious metal occurrences are generally characterized as low-sulphidation epithermal systems manifested in quartz vein and stockwork exposures.

Exploration Program

We have not conducted any exploration work on the El Overo, El Alazan, and El Tordillo properties. We plan to conduct exploration work on these properties pending the outcome of exploration work on our other Santa Cruz properties.

United States

Dun Glen Gold Project, Nevada USA

Overview

In early 2006 we entered into agreements to lease, with an option to purchase, the properties comprising the Dun Glen Project. The initial lease/option term of the agreements is 10 years, renewable for an additional 10 years.  To date the Company has made advance royalty payments totaling $67,500.  Future annual advance royalty payments are as follows:

•	2nd Anniversary $45,000
•	3rd Anniversary $52,500
•	4th Anniversary $60,000
•	5th (and each anniversary thereafter) $72,500

During the term of the agreement, we have the option to purchase 86% of the claims for $5,000 upon delivery of a copy of an approved mine plan of operations or a final feasibility study.  The seller will retain a 3% net smelter return (“NSR”) royalty of which we may purchase up to 2 percentage points for $1,000,000 per percentage point.  NSR is generally defined as the gross value of the metals less the costs of smelting, refining and transportation.  We also have the option to purchase the remaining two claim blocks (or 14% of the claims) for $250,000 per block at any time during the term of the agreements.  The sellers will retain a 3% NSR royalty on production from their respective claim blocks. We may purchase up to 2 percentage points for $875,000 per percentage point.  We must maintain all of the claims referenced within the agreement in good standing during the lease period.  We may terminate the lease at any time upon 60 days notice.

Location

The Dun Glen Gold Project is a precious metal exploration property located in the historic Sierra district in Dun Glen Canyon on the west flank of the East Range in northern Pershing County, Nevada.  The project area consists of 94 contiguous unpatented lode mining claims covering approximately 1,700 acres within the Sierra Mining District.  It lies approximately 25 miles southwest of Winnemucca and 21 miles north of the Florida Canyon Mine and is accessible via 2 wheel drive vehicle year round. The Dun Glen property can be accessed by driving 21 miles south of Winnemucca on U.S. Interstate 80, taking the mill city exit and following a county-maintained 8-mile long dirt road.

Climate and Physiography

The Dun Glen project lies on the western flank of the East Range in the Sierra Mining District. The terrain is a series of alternating mountain ranges and sagebrush-covered valleys that occupy a small part of the Basin and Range Physiographic Province. Elevations range from 4,264 feet to about 7,430 feet above sea level. The climate in the area is classified as semi-arid, characterized by low rainfall, low humidity, clear skies, and relatively large annual and daily temperature ranges. Bright, sunny days and cool, clear nights are common. Winter minimum temperatures generally range from -10 degrees Celsius and summer maximum temperatures can reach 37 degrees Celsius.

Although there are some steep slopes at Dun Glen, the topography is generally subdued over much of the Dun Glen property and immediate adjacent areas, providing ample areas for mining operations, leach pads, waste dumps and requisite processing areas in the event that an economic mineral occurrence is discovered. However, there is no absolute guarantee that surface rights could be obtained on private or public lands for mining operations. Water is available nearby, but the total amount of water available may not be adequate for a contemporary mining operation. Sufficient water might come from wells drilled on the property, but there have yet been no studies to verify or refute this possibility. Adequate electricity for a contemporary mining operation is not available nearby. The closest power lines are approximately four miles away, but they are only suitable for residential use at this time.

History

Historic gold production within the Sierra district was recorded at 50,000 to 75,000 ounces of lode gold and over 200,000 ounces of placer gold.  Mineral records indicate the most productive mines were the Auld Lang Syne, Black Hole, Monroe, and Auburn.  Historic mining never extended below the water table.  The Dun Glen Project covers the Auld Lang Syne, Black Hole, and Monroe. Previous modern exploration was conducted by Franco-Nevada Mining Corp. which subsequently merged with Newmont Mining, and five reverse-circulation holes were drilled to fulfill the contractual obligation of the merger.  Due to equipment-related logistical drilling problems only one hole was able to drill the edge of the vein-zone it targeted.  Exploration work consisting of detailed geologic mapping and surface rock sampling has also been conducted by Minterra Resource Corp. and Golden Patriot Corp.

Geology

Published mapping shows a northeast striking west dipping sequence of Triassic rocks.  From bottom to top this includes the Koipato Group, Natchez Pass Formation, and Grass Valley Formation.  Major northeast trending faults and minor thrust faults are also shown.

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

Exploration Program

The Company’s initial 2006 exploration program consisted of additional geologic mapping and the collection of approximately 1,400 rock, soil, and trench samples across the project area.  A ground magnetic geophysical survey was conducted to identify a unique lithology coincident with deep structures that host gold mineralization.

In the fourth quarter of 2006 the Company initiated an 8,000 foot HQ diamond core drilling program to test targets beneath the historic surface mine workings and other conceptual targets.  Four holes were completed for a total of approximately 3,600 feet. Significant results of the drilling are as follows:

				Au	Ag
Hole ID	Sample #	From (ft)	To (ft)	g/t	g/t
DG06c-001	C056025	160	165	2.73	20.1
DG06c-001	C056060	335	340	0.269	0.4
DG06c-001	C056062	345	350	0.321	0.8
DG06c-001	C056065	360	365	0.317	1.2
DG06c-001	C056086	465	470	0.459	<0.2
DG06c-001	C056169	880	885	0.782	0.2
DG06c-002	C056326	175	180	0.656	1.2
DG06c-002	C056328	185	190	0.775	1.1
DG06c-002	C056334	215	220	1.225	23.5
DG06c-002	C056339	240	245	0.289	5.4
DG06c-002	C056340	245	250	3.18	8
DG06c-003	C056440	345	350	0.338	0.2
DG06c-004	C057092	30	45	0.029	7.5
DG06c-004	C057101	85	90	0.045	10.5
DG06c-004	C057102	50	95	0.591	2.1
DG06c-004	C057105	105	110	1.77	1.1
DG06c-004	C057107	115	120	0.53	0.8
DG06c-004	C057113	145	150	1.245	1.6
DG06c-004	C057117	165	170	0.347	0.5
DG06c-004	C057122	50	195	0.943	1.1
DG06c-004	C057123	195	200	0.983	1
DG06c-004	C057127	215	220	0.372	0.5
DG06c-004	C057132	50	245	2.21	0.4
DG06c-004	C057149	325	330	0.253	<0.2
DG06c-004	C057150	50	335	0.481	0.2
DG06c-004	C057165	405	410	0.539	0.4
DG06c-004	C057185	505	510	1.87	0.6

At Dun Glen, the Company intends perform offset drilling, to follow up on intersected discoveries, and to test several additional targets that were previously identified, although the timing of these activities is uncertain as of the date of this report.

Canada

Abitibi Properties, Quebec

Overview

In June 2006, the Company entered into an agreement with Diagnos, Inc., (“Diagnos”) obtaining an exclusive option to acquire a 100 percent interest in two prospective gold properties known as the Lac à l’Eau Jaune and Malartic Surimau Projects located in the Abitibi region of Québec, Canada.  The Company paid Diagnos $70,000 for the two Properties and will acquire a 100% interest by conducting an initial exploration program comprised of at least three drill holes on each property.  Upon completion of the initial drilling programs, the Company will have the option to select up to an additional seven properties in which it may acquire a 100% interest by paying Diagnos a sum of $40,000 and completing an initial three-hole exploration drilling program for each property.  The option will expire if the initial drill program is not drilled by March 31, 2010.

For each economic discovery made on any of the acquired Properties, the Company will pay Diagnos a bonus of $500,000.  The Company will also grant Diagnos a 2% Net Smelter Royalty (“NSR”) for economic discoveries made on the initial or additional properties, but will retain the option to acquire 1% of the NSR upon payment of $1 million to Diagnos within five years of making the economic discovery.  An economic discovery is defined in the agreement as being the production of a positive feasibility study for a given project in compliance with Canada’s National Instrument 43-101.

The Quebec properties consist of 46 provincial mining claims, each of which requires a renewal payment of $50 per year and a minimum work commitment of $1,250 per year to maintain. Detail pertaining to the claims is as follows:

Lac a l’Eau Jaune-Map Area 32G10- 21 Claims
				Amount of Work
Claim Number	Hectares	Expiration Date	Cost to Renew	Necessary to Renew

CDC 2001121	55.78	2/19/2008	$50.00	$1,200.00
CDC 2001122	55.78	2/19/2008	$50.00	$1,200.00
CDC 2001123	55.78	2/19/2008	$50.00	$1,200.00
CDC 2001124	55.78	2/19/2008	$50.00	$1,200.00
CDC 2001125	55.78	2/19/2008	$50.00	$1,200.00
CDC 2001126	55.79	2/19/2008	$50.00	$1,200.00
CDC 2001127	55.79	2/19/2008	$50.00	$1,200.00
CDC 2001128	55.79	2/19/2008	$50.00	$1,200.00
CDC 2001129	55.79	2/19/2008	$50.00	$1,200.00
CDC 2001130	55.79	2/19/2008	$50.00	$1,200.00
CDC 2001131	55.79	2/19/2008	$50.00	$1,200.00
CDC 2001132	55.79	2/19/2008	$50.00	$1,200.00
CDC 2001133	55.79	2/19/2008	$50.00	$1,200.00
CDC 2001134	55.79	2/19/2008	$50.00	$1,200.00
CDC 2001135	55.80	2/19/2008	$50.00	$1,200.00
CDC 2001136	55.80	2/19/2008	$50.00	$1,200.00
CDC 2001137	55.80	2/19/2008	$50.00	$1,200.00
CDC 2001138	55.80	2/19/2008	$50.00	$1,200.00
CDC 2001139	55.80	2/19/2008	$50.00	$1,200.00
CDC 2026347	55.80	9/26/2008	$50.00	$1,200.00
CDC 2026348	55.79	9/26/2008	$50.00	$1,200.00
			$1,050.00	$25,200.00
			Canadian	Canadian

Malartic Project-Map Area 32D01- 25 Claims
				Amount of Work
Claim Number	Hectares	Expiration Date	Cost to Renew	Necessary to Renew

CDC 2014813	57.55	6/5/2008	$50.00	$1,200.00
CDC 2014814	57.55	6/5/2008	$50.00	$1,200.00
CDC 2014815	57.54	6/5/2008	$50.00	$1,200.00
CDC 2014816	57.52	6/5/2008	$50.00	$1,200.00
CDC 2014817	57.52	6/5/2008	$50.00	$1,200.00
CDC 2014818	57.51	6/5/2008	$50.00	$1,200.00
CDC 2014819	57.51	6/5/2008	$50.00	$1,200.00
CDC 2014820	57.51	6/5/2008	$50.00	$1,200.00
CDC 2015858	57.55	6/11/2008	$50.00	$1,200.00
CDC 2015859	57.55	6/11/2008	$50.00	$1,200.00
CDC 2015860	57.55	6/11/2008	$50.00	$1,200.00
CDC 2015861	57.55	6/11/2008	$50.00	$1,200.00
CDC 2015862	57.55	6/11/2008	$50.00	$1,200.00
CDC 2015863	57.55	6/11/2008	$50.00	$1,200.00
CDC 2015864	57.55	6/11/2008	$50.00	$1,200.00
CDC 2015865	57.55	6/11/2008	$50.00	$1,200.00
CDC 2015866	57.54	6/11/2008	$50.00	$1,200.00
CDC 2015867	57.55	6/11/2008	$50.00	$1,200.00
CDC 2015868	57.54	6/11/2008	$50.00	$1,200.00
CDC 2015869	57.54	6/11/2008	$50.00	$1,200.00
CDC 2015870	57.54	6/11/2008	$50.00	$1,200.00
CDC 2015871	57.54	6/11/2008	$50.00	$1,200.00
CDC 2015872	57.54	6/11/2008	$50.00	$1,200.00
CDC 2015873	57.54	6/11/2008	$50.00	$1,200.00
CDC 2015874	57.54	6/11/2008	$50.00	$1,200.00

			$1,250.00	$30,000.00
			Canadian	Canadian

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

Geology

Malartic Surimau Property:

The Archaean Malartic gold mines are located along the Larder Lake-Cadillac Fault zone, in the Abitibi sub-province of the Superior Province, some 20 km west of Val d'Or in Quebec, Canada.  Historically the main mines of the district known as its East Canadian, Barnat, Sladen and Canadian Malartic properties produced over 162 tonnes of gold to 2000.

The district straddles the faulted contact between the mafic to ultramafic volcanics of the Piché Group to the north and the greywacke-mudstone sequence of the Pontiac Group to the south.   The majority of the gold mineralization is found within the sediments where it is spatially associated with small monzonite porphyry bodies, younger diorite intrusives and crosscutting brittle (silicified) faults.  The host succession has been subjected to NE trending F1 folds, asymmetric F2 folds with a SE striking penetrative S2 cleavage which is in turn paralleled by brittle faults.   The monzodiorite intrusives predate F2, while a series of significant ESE trending brittle faults occur near the volcanic-sediment boundary.  Two main styles of mineralization are observed, which consist of elongate zones of disseminated auriferous pyrite in fractured and silicified greywacke and adjacent monzodiorite porphyry along ESE striking and S2 parallel faults, and stockwork zones of quartz-albite-K feldspar veinlets and intervening disseminated pyrite in intensely fractured and altered porphyritic monzodiorite and diorite adjacent to faults.

The alteration includes K (potassium) and Na (sodium) feldspar addition, carbonization and silicification in the sediments and by biotite development in the intrusives.   Pyrite constitutes 5 to 10% of the altered greywackes and monzodiorites, and 5 to 20% of the mineralized diorite which also contains abundant magnetite.

Lac à l’Eau Jaune property:

The Chibougamau District of northern Quebec, some 350 km to the north-east of Val d'Or, has produced in excess of 1,050 tonnes (33.75 Moz) of gold to date from a variety of styles of ore, but is mostly characterized by copper-gold vein deposits distinct from typical greenstone hosted quartz-carbonate veins. The deposits of the district range from volcanogenic massive sulphides with copper, zinc and silver to gold bearing sulphide veins with associated silver, zinc, lead As & Sb; to copper-gold  and gold-copper veins with varying amounts of sulphides; and auriferous quartz veins with minor chalcopyrite. Most of the copper-gold deposits are localized in southeast trending ductile shear zones and are within meta-anorthosite and gabbroic hosts.

Exploration Program

In October of 2007, the Company entered into an agreement with Diagnos to conduct a three phase exploration program at both the Lac a l’Eau Jaune and Malartic Surimaum properties. Phase 1 was completed in January of 2008 and was comprised of data compilation and surface outcrop sampling (sample results are pending). Phase 2 will consist of  line cutting ground geophysics and systematic sampling. Phase 3 will consist of drilling completion of a technical report summarizing the results. It is estimated that all 3 phases will be completed by early 2009.

ITEM 3.	LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Registrant is a party or of which any of its property is subject.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)	Market Information

The Common Stock of the Company is quoted on the over the counter market on the NASD supervised Bulletin Board under the symbol “HNTM”.  The following table shows the high and low closing sales prices for the Common Stock for each quarter since January 1, 2006.  The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	High Closing	Low Closing
Year Ended 12/31/06
First Quarter	.42	.20
Second Quarter	.61	.38
Third Quarter	.65	.44
Fourth Quarter	.80	.56

Year Ended 12/31/2007
First Quarter	.80	.39
Second Quarter	.50	.40
Third Quarter	.45	.35
Fourth Quarter	.60	.45

(b)	Holders

There are approximately 1,535 holders of the Registrant's common equity at the date hereof.

(c)	Dividends

We have never paid a dividend.  There is no plan to pay dividends for the foreseeable future.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans

Securities Authorized for Issuance Under Equity Compensation Plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by shareholders	2,340,000	$0.378	700,000
Equity compensation plans not approved by shareholders	-0-	-0-	-0-
Total	2,340,000	$0.378	700,000

(e)	Unregistered Sales

On March 23, 2005 the Company entered into a Stock Purchase Agreement with the Hunt Family Limited Partnership, a Washington Limited Partnership (“HFLP”). Pursuant to the terms of the Agreement, HFLP purchased 7,722,066 shares of Metaline common stock or 51.48% of the total authorized shares of Metaline.  The purchase price of the shares was $0.065 per share which resulted in gross proceeds of $501,934 to the Company. In addition HFLP was granted warrants, exercisable for a period of 5 years, for the purchase of an additional 15,444,132 shares of Metaline common stock at a price of $0.065 per share, if and when the capitalization of the Company was increased. On March 24, 2006, HFLP exercised all of their 15,444,132 common stock purchase warrants, resulting in gross proceeds of $1,003,869 to the Company.  On August 1, 2005, the shareholders approved the merger of Metaline Mining and Leasing Company with and into HuntMountain Resources.  Effective with this merger, the Company’s capitalization was increased to three hundred million (300,000,000) shares of $0.001 par value Common Stock authorized.  There was no commission paid, directly or indirectly, to any person in conjunction with the Stock Purchase Agreement. The sale was made pursuant to a Section 4(2) exemption from registration under the Securities Act of 1933.

On March 28, 2005 the Company completed a private placement of 1,500,000 special warrants at a price of $0.10 per special warrant.  Each special warrant was automatically converted into one share of the Company’s common stock upon the increase of the Company’s capitalization sufficient to permit the conversion of the warrants.  The Special Warrants were converted in August 2005.  The private placement was made pursuant to a Regulation D Rule 506 exemption from registration under the Securities Act of 1933, as amended. The special warrants were offered and sold to a total of six investors, each of whom were accredited investors. There was no commission paid, directly or indirectly, to any person in conjunction with the sale of the special warrants. The Company received gross proceeds of $150,000 from the offering.

In December, 2006, the Company sold 300,000 units at a price of $0.43 to the Hunt Family Limited Partnership (HFLP), a Washington Limited Partnership controlled by the Company’s Chairman and CEO as part of a private placement.  Each unit was comprised of one share of the Company’s common stock and one redeemable warrant to purchase one share of the Company’s common stock, exercisable at $0.60 for a period of 2 years.  The private placement was made pursuant to a Regulation D Rule 506 exemption from registration under the Securities Act of 1933, as amended. There was no commission paid, directly or indirectly, to any person in conjunction with the sale of the units. The Company received gross proceeds of $129,000 from the offering.  In connection with the transaction, the Company issued warrants to acquire an additional 300,000 shares of common stock at a price of $0.60 per share. The offering was made pursuant to a section 4(2) exemption from registration under the Act and Rule 506 of Regulation D.

In October, 2007 the Company issued 150,000 shares at a fair market value of $0.50 per share as compensation to Matt Hughes, our Chief Operating Officer. There was no cash consideration for the share issuance. The private placement was made pursuant to section 4(2) and  Regulation D Rule 506 exemptions from registration under the Act.

In November, 2007 the Company issued 480,000 shares and 480,000 warrants pursuant to the conversion of $120,000 of principal of a convertible note. The warrants issued have a $0.40 exercise price and an expiration date of five years from the date of issuance. The private placement was made pursuant to section 4(2) and Regulation D Rule 506 exemptions from registration under the Act.

In December, 2007 the Company issued 120,000 shares and 120,000 warrants pursuant to the conversion of $30,000 of principal of a convertible note. The warrants issued have a $0.40 exercise price and an expiration date of five years from the date of issuance. The private placement was made pursuant to section 4(2) and a Regulation D Rule 506 exemptions from registration under the Act .

ITEM 6.	Selected Financial Data – Not Applicable

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Annual Report and other documents we file with the Securities and Exchange Commission (“SEC”) contain forward-looking statements that are based on current expectations, estimates, forecasts and projections about us, our future performance, our business, our beliefs and our management’s assumptions.  All statements other than statements of historical facts are forward-looking statements, including any statements of the plans and objectives of management for future operations, projections of revenue earnings or other financial items, any statements regarding future economic conditions or performance, and any statement of assumptions underlying any of the foregoing.  Some of these forward-looking statements may be identified by the use of words in the statements such as “anticipate,” “estimate,” “could,” “would,” “expect,” “project,” “intend,” “plan,” “believe,” “seek,” “should,” “may,” “assume,” “continue,” variations of such words and similar expressions.  These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict.  We caution you that our performance and results could differ materially from what is expressed, implied, or forecast by our forward-looking statements due to general financial, economic, regulatory and political conditions affecting the economy and markets, as well as more specific risks and uncertainties affecting the Company.  The Company operates in a rapidly changing environment that involves a number of risks, some of which are beyond the Company’s control.  Future operating results and the Company’s stock price may be affected by a number of factors.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “ITEM 1. BUSINESS,” and all subsections therein, including, without limitation, the subsection entitled, “FACTORS THAT MAY AFFECT THE COMPANY,” and the section entitled “MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS,” all contained in this Annual Report on Form 10-K.  Given these risks and uncertainties, any or all of these forward-looking statements may prove to be incorrect.  Therefore, you should not rely on any such forward-looking statements.  Furthermore, we do not intend (and we are not obligated) to update publicly any forward-looking statements.  You are advised, however, to consult any further disclosures we make on related subjects in our reports to the Securities and Exchange Commission.

Year ended December 31, 2007 compared to year ended December 31, 2006.

Result of Operations

Dividend and interest income decreased to $7,047 in 2007 from $53,521 in 2006. This decrease was primarily due to a reduction in domestic short-term investments. The Company also generated a $15,194 gain on the sale of a precious metal investment in 2006 and this gain was included in dividend and interest income for that year.

Total expenses increased from approximately $2.1 million in 2006 to $9.6 million in 2007.  The increase is primarily due to an increase in financing charges of $5.3 million and amortization of debt discount of $1.3 million. Both of these items were due to the Company’s new convertible debt that was incurred in 2007. In addition, increases in professional fees of $538,844, interest expense of $192,917 and payroll expense of $110,363 contributed to the Company’s increased operating expenses.

As a result, the Company recorded a net loss of $9.6 million in 2007, compared to a net loss of $2.0 million in 2006.

Liquidity and Capital Resources

Working Capital, Cash and Cash Equivalents

The Company’s working capital deficit at December 31, 2007 was $977,242 compared to positive working capital of $236,159 at December 31, 2006. The ratio of current assets to current liabilities was 0.44 to 1 at December 31, 2007 compared to 5.17 to 1 at December 2006. Working capital decreased in 2007 due to the Company’s increased exploration activity and the Company’s short-term convertible debt financing incurred in 2007.

Net cash used in operating activities was $2.6 million in 2007 compared with $1.7 million used in operating activities in 2006.  The increase is the result of the increased net loss from operations.

In 2007, investing activities used $1.0 million compared with $48,087 in 2006.  The increase is primarily the result of a land purchase of $710,000, the $247,486 purchase of a performance bond and property deposits of $136,500.

Cash flow from financing activities was $4.1 million in 2007 compared to $1.1 million in 2006.  The increase is primarily the result of $3.7 million received from a convertible note financing.

As a result, cash and cash equivalents increased by $355,942 in 2007.  The Company has cash and cash equivalents of $653,304 as of December 31, 2007.  It will be necessary for the Company to raise additional capital to continue it business activities in 2008.

Item 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK – Not Applicable

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

HUNTMOUNTAIN RESOURCES
AND SUBSIDIARIES
(A Development Stage Enterprise)

Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm

December 31, 2007 and 2006

HuntMoutain Resources Ltd. and Subsidiaries
(Formerly Metaline Mining & Leasing Company)
(A Development Stage Enterprise)

Contents

Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS	28-29

CONSOLIDATED FINANCIAL STATEMENTS:

Consolidated balance sheets	30

Consolidated statement of income	31

Consolidated statement of stockholders’ equity	32

Consolidated statement of cash flows	33

Notes to consolidated financial statements	34-44

Williams & Webster, P.S.
Certified Public Accountants & Business Consultants

Bank of America Financial Center • 601 W. Riverside, Suite 1940 Spokane WA 99201 • Phone (509) 838-5111 • Fax (509) 838-5114

HuntMountain Resources Ltd
Liberty Lake, WA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheet of HuntMountain Resources Ltd as of December 31, 2007, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended and for the period from July 1, 2005 (inception of development stage) through December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HuntMountain Resources Ltd as of December 31, 2007 and the results of its operations, stockholders equity and its cash flows for the year then ended and for the period from July 1, 2005 (inception of development stage) through December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

/s/ Williams & Webster, P.S.
Williams & Webster, P.S.
Certified Public Accountants Spokane, Washington
April 9, 2008

Bank of America Financial Center 601 W. Riverside, Suite 1940 Spokane WA 99201 Phone (509) 838-5111 • Fax (509) 838-5114	www.williams-webster.com Member of Russell Bedford International

Certified Public Accountants and Advisors

REPORT OF INDEPENDENT
REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
HuntMountain Resources and Subsidiaries
Spokane, Washington

We have audited the accompanying consolidated balance sheet of HuntMountain Resources and Subsidiaries as of December 31, 2006, and the related consolidated statements of income and cash flows for the year then ended and the consolidated statement of stockholders' equity for the years ended December 31, 2006 and 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HuntMountain Resources and Subsidiaries as of December 31, 2006, and the results of their operations and their cash flows for the year then ended and the changes in stockholders' equity for the years ended December 31, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.0

/s/ LaMaster & Daniels PLLC

Spokane, Washington
April 13, 2007

HuntMountain Resources Ltd. and Subsidiaries
(A Development Stage Enterprise)

Consolidated Balance Sheets

	December 31,
	2007	2006

Assets

CURRENT ASSETS:
Cash and cash equivalents:
Cash	$273,020	$207,309
Short term cash investments - domestic	12,909	$89,882
Short-term cash investments - Argentina	367,375	-
Total cash and cash equivalents	653,304	297,191

Employee receivable	2,115	-
Accounts receiveable	40,622	-
Prepaid expenses	72,612	18,625
Accrued interest receivable	1,969	-
Total current assets	770,621	315,816

EQUIPMENT:
Office equipment and vehicle	11,216	11,216
Less accumulated depreciation	7,014	3,275
	4,203	7,941

OTHER ASSETS:
Receivable - V.A. tax, Argentina	190,719	-
Land - La Josefina Estancia	710,000	-
Performance bond	214,762	-
Property deposits	136,500	-
Investments	7,331	7,331
Property purchase option	70,000	70,000
	1,329,312	77,331

Total assets	$2,104,136	$401,088

Liabilities and Stockholders’ Equity

CURRENT LIABILITIES:
Trade accounts payable	$380,118	$44,125
Accrued wages and related taxes	120,202	16,907

Short term note payable	3,747,000	-
Debt discount:	(2,664,606)	-
Net short term note payable	1,082,394	-

Accrued interest on note payable	165,149	-
Total current liabilities	1,747,864	61,032

STOCKHOLDERS’ EQUITY:
Preferred stock – 10,000,000 shares, $0.001 par value, authorized;-0- shares issued and outstanding	-	-
Common stock – 300,000,000 shares, $0.001 par value, authorized; 33,016,285 and 32,266,285 shares issued and outstanding, respectively	32,491	32,266
Additional paid-in capital	12,081,316	2,424,570
Retained earnings - prior to development stage	90,527	90,527
Deficit accumulated during the development stage	(11,794,981)	(2,201,534)
Accumulated other comprehensive income (loss)	(53,081)	(5,773)
Total stockholders’ equity	356,272	340,056

Total liabilities and stockholders’ equity	$2,104,136	$401,088

The accompanying notes are an integral part of these consolidated financial statements.

HuntMountain Resources Ltd. and Subsidiaries
(A Development Stage Enterprise)

Consolidated Statements of Income

			From Inception
			of Development Stage
	Years Ended December 31,		July 1, 2005 through December 31,
	2007	2006	2007

INCOME:
Dividend and interest income	$7,047	$53,521	$72,282

EXPENSES:
Professional fees	589,545	50,701	686,810
Marketing	69,743	95,766	176,710
Exploration expenses	1,000,940	1,115,462	2,116,402
Travel expenses	182,234	84,043	277,776
Administrative and office expenses	201,351	117,472	360,246
Payroll expenses	517,979	314,845	917,015
Stock compensation expense	127,600	67,000	198,600
Comon stock and options issued for services	131,500	220,850	353,250
Interest expense and bank charges	192,917	-	192,917
Financing charge	5,255,649	-	5,255,649
Amortization of debt discount	1,327,616	-	1,327,616
Depreciation expense	3,739	2,572	7,013
	9,600,815	2,068,711	11,870,006

LOSS BEFORE OTHER INCOME	(9,593,768)	(2,015,190)	(11,797,724)

OTHER INCOME:
Income from partnership interest	320	1,543	2,743

LOSS BEFORE INCOME TAXES:	(9,593,448)	(2,013,647)	(11,794,981)
Income taxes:	-	-	-

NET LOSS	$(9,593,448)	$(2,013,647)	$(11,794,981)

BASIC AND DILUTED LOSS PER SHARE, based on weighted-average shares outstanding	$(0.30)	$(0.07)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING, BASIC AND DILUTED	32,361,217	27,155,967

The accompanying notes are an integral part of these consolidated financial statements.

HuntMountain Resources Ltd. and Subsidiaries
(A Development Stage Enterprise)

Consolidated Statements of Stockholders’ Equity	Years Ended December 31, 2007 and 2006

					Deficit
					Accumulated	Accumulated
	Number of	Common	Additional		During The	Other
	Shares	Stock	Paid-In	Retained	Development	Comprehensive
	Outstanding	Amount	Capital	Earnings	Stage	Income (Loss)	Total

BALANCES, DECEMBER 31, 2004	7,277,934	$379,282	$-	$144,968	$-	$1,061	$525,311

Common stock issued for cash	9,222,066	503,434	148,500	-	-	-	651,934
Stock options issued to employees	-	-	4,000	-	-	-	4,000
Stock options issued for services	-	-	900	-	-	-	900
Reclassification due to par value change	-	(866,216)	866,216	-	-	-	-
Comprehensive loss:
Unrealized gain on marketable securities	-	-	-	-	-	1,401	1,401
Net loss	-	-	-	(54,441)	(187,887)	-	(242,328)
Comprehensive loss							(240,927)

BALANCES, DECEMBER 31, 2005	16,500,000	$16,500	$1,019,616	$90,527	$(187,887)	$2,462	$941,218

Common stock issued for cash	15,744,132	15,744	1,117,126	-	-	-	1,132,870
Exercise of stock options	18,153	18	(18)	-	-	-	-
Stock options issued to employees	-	-	67,000	-	-	-	67,000
Stock options issued for services	-	-	220,850	-	-	-	220,850
Common stock issued to rectify imbalance	4,000	4	(4)	-	-	-	-
Comprehensive loss:
Unrealized loss on marketable securities	-	-	-	-	-	(8,235)	(8,235)
Net loss	-	-	-	-	(2,013,647)	-	(2,013,647)
Comprehensive loss							(2,021,882)

BALANCES, DECEMBER 31, 2006	32,266,285	$32,266	$2,424,570	$90,527	$(2,201,534)	$(5,773)	$340,056

Common stock issued for cash	-	-	-	-	-	-	-
Common stock issued for executive compensation	150,000	75	74,925	-	-	-	75,000
Exercise of stock options	-	-	-	-	-	-	-
Stock options issued to employees	-	-	127,600		-	-	127,600
Stock options issued for services	-	-	56,500	-	-	-	56,500
Convertible note issuance	-	-	9,247,871	-	-	-	9,247,871
Convertible note conversion	600,000	150	149,850	-	-	-	150,000
Comprehensive loss:							-
Unrealized loss on marketable securities	-	-	-	-	-	(47,308)	(47,308)
Net loss	-	-	-	-	(9,593,448)	-	(9,593,448)
Comprehensive loss							(9,640,756)

BALANCES, DECEMBER 31, 2007	33,016,285	$32,491	$12,081,316	$90,527	$(11,794,981)	$(53,081)	$356,272

The accompanying notes are an integral part of these consolidated financial statements.

HuntMountain Resources Ltd. and Subsidiaries
(A Development Stage Enterprise)

Consolidated Statements of Cash Flows

			From Inception
	Years Ended		of Development Stage
	December 31,		July 1, 2005 through
	2007	2006	December 31, 2007

Increase (Decrease) in Cash and Cash Equivalents
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,593,447)	$(2,013,647)	$(11,794,981)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	3,739	2,572	7,013
Stock option compensation expense	127,600	67,000	198,600
Common stock and options issued for services	131,500	220,850	353,250
Financing charge	5,255,649	-	5,255,649
Amortization of debt discount	1,327,616	-	1,327,616
Gain on sale of precious metal investments	-	(15,194)	(15,194)
Increase in long term receivable - V.A. tax	(190,719)	-	(190,719)
Increase in employee receivable	(2,115)	-	(2,115)
Increase in accounts receivable	(40,622)	-	(40,622)
(Increase) decrease in prepaid expenses	(53,987)	1,114	(72,612)
Increase in accounts payable	335,993	-	335,993
Increase in accrued liabilities	103,295	48,551	151,327
Net cash used in operating activities	(2,595,497)	(1,688,754)	(4,486,794)

CASH FLOWS FROM INVESTING ACTIVITIES:
Land purchases	(710,000)	-	(710,000)
Accrued interest income	(1,969)	-	(1,969)
Performance bond	(247,486)	-	(247,486)
Property deposits	(136,500)	-	(136,500)
Property purchase option	-	(70,000)	(70,000)
Sale of precious metal investments	-	28,913	28,913
Acquisition of equipment	-	(7,000)	(11,216)
Net cash used in investing activities	(1,095,955)	(48,087)	(1,148,258)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from convertible note financing	3,747,000	-	3,747,000
Increase in debt discount	(2,664,606)		(2,664,606)
Increase in accrued interest payable	165,149	-	165,149
Proceeds from sales of common stock	2,814,605	1,132,870	3,947,475
Net cash from financing activities	4,062,149	1,132,870	5,195,019

Effect of currency translation on cash	(14,584)	-	(14,584)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	356,113	(603,971)	(454,617)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR/PERIOD	297,191	901,162	1,107,921

CASH AND CASH EQUIVALENTS, END OF YEAR/PERIOD	$653,304	$297,191	$653,304

Supplemental Disclosures of Cash Flow Information:

Income taxes, paid net of refunds:	-	-	-
Interest paid:	-	-	-

The accompanying notes are an integral part of these consolidated financial statements.

HuntMountain Resources Ltd. and Subsidiaries
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

NOTE 1 – DESCRIPTION OF BUSINESS

HuntMountain Resources Ltd. (the Company), a Washington corporation, was formed in 2005.  Metaline Mining and Leasing Company, a Washington corporation since 1927, merged with and into the Company in August 2005.  The Company’s business plan is to acquire interests in exploration properties in North and South America.  As of the end of 2007, the Company had acquired one exploration property in Nevada, seven properties in the province of Santa Cruz in Argentina, and two properties in Quebec.  In addition, the Company is in the process of finalizing an agreement to acquire an exploration property near Chinipas, Chihuahua, Mexico. The Company continues to actively evaluate additional properties in North and South America.

The accompanying consolidated financial statements include the accounts of HuntMountain Resources (HMR), a Washington corporation, its wholly-owned Canadian subsidiary HuntMountain Resources LTD (HMR LTD), HMR’s wholly owned Mexican subsidiary Cerro Cazador Mexico S.A. De C.V. (CCM), HMR’s wholly-owned subsidiary HuntMountain Investments, LLC (HMI), and Cerro Cazador S.A. (CCSA), an Argentine subsidiary 95% owned by HMR and 5% owned by HMI.

HMR LTD is incorporated in British Columbia and provincially registered in Yukon.  HMR LTD was formed for the purpose of holding Canadian exploration properties, should the Company acquire an interest in any such properties.  CCM was incorporated to acquire a property package in Chihuaua, Mexico. HMI was incorporated for the specific purpose of holding shares in subsidiary companies.  CCSA was formed in Argentina for the purpose of holding Argentine exploration properties and executing agreements in Argentina.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies is presented to assist in the understanding of the financial statements. The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

Accounting Method

The Company’s financial statements are prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

Accounts Receivable

The Company carries its accounts receivable at net realizable value. On a periodic basis, the Company evaluates its accounts receivable and determines if an allowance for doubtful accounts is necessary, based on a history of past write-offs and collections and current credit conditions. At December 31, 2007 and 2006, the Company’s accounts receivable balance includes an allowance for doubtful accounts of $0.

Reclassifications

Certain amounts in the 2006 financial statements have been reclassified to conform with the 2007 presentation with no effect on previously reported net loss.

Use of Estimates

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

Cash and Cash Equivalents

Cash and cash equivalents include short-term cash investments that have an initial maturity of 90 days or less. In the normal course of business, 30% of all funds wire transferred from the Company to CCSA are withheld by the Government of Argentina. These withheld amounts are invested in money market instruments until the Government of Argentina approves CCSA’s formal application for release. Funds held in this fashion are included in short-term cash investments.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly and majority-owned subsidiaries after elimination of intercompany accounts and transactions. The wholly and majority-owned subsidiaries of the Company are named above in NOTE 1 – DESCRIPTION OF BUSINESS.

Marketable Securities

The Company accounts for marketable securities in accordance with the provisions of Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”).  Under SFAS No. 115, debt securities and equity securities that have readily determinable fair values are to be classified in three categories:

Held to Maturity – the positive intent and ability to hold to maturity.  Amounts are reported at amortized cost, adjusted for amortization of premiums and accretion of discounts.

Trading Securities – bought principally for purpose of selling them in the near term.  Amounts are reported at fair value, with unrealized gains and losses included in earnings.

Available for Sale – not classified in one of the above categories.  Amounts are reported at fair value, with unrealized gains and losses excluded from earnings and reported separately as a component of stockholders’ equity.

At this time, the Company holds securities classified as available for sale.  See “Note 3 - Investments” for further details. Investments in coins (gold Krugerrands and silver rounds) were liquidated during 2006.

Mineral Development Costs

All exploration expenditures are expensed as incurred. Significant property acquisition payments for active exploration properties are capitalized. If no economic ore body is discovered, previously capitalized costs are expensed in the period the property is abandoned. Expenditures to develop new mines, to define further mineralization in existing ore bodies, and to expand the capacity of operating mines, are capitalized and amortized on a units-of-production basis over proven and probable reserves.

Should a property be abandoned, its capitalized costs are charged to operations. The Company charges to the consolidated statement of operations the allocable portion of capitalized costs attributable to properties sold. Capitalized costs are allocated to properties sold based on the proportion of claims sold to the claims remaining within the project area.

Long-lived Assets

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

Earnings Per Share

The Company has adopted Statement of Financial Accounting Standards No. 128, which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. Although there were common stock equivalents outstanding December 31, 2007, they were not included in the calculation of earnings per share because they would have been considered anti-dilutive.

Basic earnings per share are computed using the weighted average number of shares outstanding during the years (32,361,217 in 2007 and 27,155,967 in 2006).

As of December 31, 2007, the Company had outstanding options, warrants and convertible debt for a total of 33,637,192 shares which were considered anti-dilutive.

Deferred Income Tax

Deferred income tax is provided for differences between the bases of assets and liabilities for financial and income tax reporting.  A deferred tax asset, subject to a valuation allowance, is recognized for estimated future tax benefits of tax-basis operating losses being carried forward.

Fair Value of Financial Instruments

Our financial instruments as defined by Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments,” include cash, accounts payable and accrued liabilities. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2007 and 2006.

Provision for Taxes

Income taxes are provided based upon the liability method of accounting pursuant to Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (hereinafter “SFAS No. 109”). Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. A valuation allowance is recorded against the deferred tax asset if management does not believe the Company has met the “more likely than not” standard imposed by SFAS No. 109 to allow recognition of such an asset.

Reclamation and Remediation

Expenditures for ongoing compliance with environmental regulations that relate to current operations are expensed or capitalized as appropriate. Expenditures resulting from the remediation of existing conditions caused by past operations that do not contribute to future revenue generations are expensed. Liabilities are recognized when environmental assessments indicate that remediation efforts are probable and the costs can be reasonably estimated.

Estimates of such liabilities are based upon currently available facts, existing technology and presently enacted laws and regulations taking into consideration the likely effects of inflation and other societal and economic factors, and include estimates of associated legal costs. These amounts also reflect prior experience in remediating contaminated sites, other companies’ clean-up experience and data released by The Environmental Protection Agency or other organizations. Such estimates are by their nature imprecise and can be expected to be revised over time because of changes in government regulations, operations, technology and inflation. Recoveries are evaluated separately from the liability and, when recovery is assured, the Company records and reports an asset separately from the associated liability.

Recent Accounting Pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160 ("SFAS 160"), Noncontrolling interests in Consolidated Financial Statements, which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. Management has not determined yet the effect that adoption of SFAS 159 may have on our results of operations or financial position.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R ("SFAS 141R"), Business Combinations, which establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, goodwill acquired in the business combination, or a gain from a bargain purchase. SFAS 141R is effective for financial statements issued for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Management has not determined yet the effect that adoption of SFAS 159 may have on our results of operations or financial position.

Effective November 1, 2007, the Company adopted the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The adoption of FIN 48 did not have a material impact on the Company’s financial position, results of operation or liquidity.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, which permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains on items for which the fair value option has been elected are to be reported in earnings. SFAS 159 will become effective as of the beginning of the first fiscal year that begins after November 15, 2007. Management has not determined yet the effect that adoption of SFAS 159 may have on our results of operations or financial position.

Concentration of Credit Risk

The Company maintains its cash and cash equivalents in multiple financial institutions.  Balances in the United States are insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000 per institution.  Balances on deposit may occasionally exceed FDIC insured amounts. All of the Company’s cash in U.S. bank accounts was FDIC insured at December 31, 2007. The Company also maintains cash in an Argentine bank. The Argentine accounts, which had a U.S. dollar balance of $266,666 at December 31, 2007, are considered uninsured.

NOTE 3 – INVESTMENTS

The Company had the following investments:

	December 31,
	2007	2006
Partnership interest in two units of Pondera Partners, Ltd., a drilling project located in Teton County, Montana (at cost less equity partnership losses)	$7,331	$7,331
Marketable securities:
Cost	5,887	5,887
Gross unrealized holding loss	(5,887)	(5,887)

	$7,331	$7,331

Marketable securities consisted of the following investments which have been previously written down to a carrying value of zero:

•	25,000 shares of Capitol Silver Mines, Inc., a development-stage company
•	31,151 shares of Carson Industries Corporation, which is currently involved in oil and gas exploration

NOTE 4 – PROPERTY PURCHASE OPTION

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

NOTE 5 – COMMITMENTS

Santa Cruz, Argentina

On March 27, 2007, the Company, through its Argentine subsidiary, CCSA, signed a definitive lease purchase agreement with FK Minera S.A. to acquire a 100% interest in the Bajo Pobré gold property located in Santa Cruz Province, Argentina.  The Company may earn up to a 100% equity interest in the Bajo Pobré property by making cash payments and exploration expenditures over a five-year earn-in period.  The required expenditures and ownership levels upon meeting those requirements are:

	Payment to	Exploration
Year of the Agreement	FK Minera S.A.	Expenditures	Ownership

First year	$50,000	$250,000	0%
Second year	50,000	250,000	0
Third year	75,000	0	51
Fourth year	75,000	0	60
Fifth year	75,000	0	100

After the fifth year, the Company is obligated to pay FK Minera S.A. the greater of a 1% net smelter royalty (“NSR”) on commercial production or $100,000 per year.  The Company has the option to purchase the NSR for a lump-sum payment of $1,000,000 less the sum of all royalty payments made to FK Minera S.A. to that point.

Also in March 2007, the Company, through its Argentine subsidiary, CCSA., was the successful bidder for the exploration and development rights to the La Josefina Project from Fomento Minero de Santa Cruz Sociedad del Estado (Fomicruz S.E.).  Fomicruz S.E. is a company that is owned by the government of the Santa Cruz province in Argentina.  The bid included exploration expenditures of $6 million over a 4-year period. On July 24, 2007 the CCSA entered into an agreement with Formicruz S.E. pursuant to which CCSA agreed to invest a minimum of $6 million in exploration and development expenditures over a four year period, including $1.5 million before July 2008. The agreement delineates that in the event that a positive feasibility study is completed on the La Josefina property that a joint venture company would be formed. The Company would own 91% of the joint venture company and Formicruz S.E. would own the remaining 9%.

During the quarter ended March 31, 2007, the Company was required to purchase a performance bond as a condition of the exploration agreement on our La Josefina property in Argentina.  The bond was originally purchased for $251,613.  As of December 31, 2007, the value of the bond decreased to $214,762.  The decline in value is presented on our balance sheet as Other Comprehensive Income. The bond has a face value of $600,000, or 10% of our required investment under the terms of the agreement.

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

Facility Leases

The Company has lease commitments on office space and storage space in Liberty Lake, Washington. The total annual lease obligation for this facility is $54,792 (not including common area maintenance charges).

NOTE 6 – INCOME TAXES

The Company accounts for income taxes and the related accounts under the liability method.  Deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and the income tax basis of assets and liabilities.  A valuation allowance is applied against any net deferred tax asset if, based on available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

At December 31, 2007 and 2006 the Company had gross deferred tax assets calculated at the expected rate of 34% of approximately $1,512,000 and $554,000, respectively, principally arising from net operating loss carryforwards for income tax purposes.  As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the deferred tax asset, a valuation allowance of $1,512,000 and $554,000 has been established at December 31, 2007 and 2006, respectively.

The significant components of the Company’s net deferred tax asset (liabilities) at December 31, 2007 and 2006 are as follows:

	2007	2006

Net operating loss carryforwards	$4,447,265	$1,630,000

Gross deferred tax assets (liabilities):
Net Operating Loss	$1,512,000	$554,000
Valuation Allowance	(1,512,000)	(554,000)

Net Deferred tax asset (liability)	$-	$-

At December 31, 2007 and 2006, the Company has net operating loss carryforwards of approximately $4,447,000 and $1,630,000 respectively, which will expire in the years 2020 through 2021.  The net change in the allowance account was an increase of $958,000.

NOTE 7 – DERIVATE INSTRUMENTS

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (hereinafter “SFAS No. 133”) as amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities – Deferral of the Effective Date of FASB No. 133,” and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities” and SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” These statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. They require that an entity recognize all derivatives as either assets or liabilities in the consolidated balance sheet and measure those instruments at fair value. In February 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments, an Amendment of FASB Standards No. 133 and 140.” See Recent Accounting Pronouncements.

If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change.

Historically, the Company has not entered into derivative contracts to hedge existing risks.

The Company issued a convertible note in 2007 which did not give rise to derivative instruments.

NOTE 8 – SALES OF COMMON STOCK AND WARRANTS

During the year ended December 31, 2007, the Company issued 600,000 units consisting of one share and one warrant pursuant to the conversion of a portion of a convertible note. Each common share had a par value of $0.001 and an issuance price of $0.25. Each warrant has an exercise price of $0.40 per common share. The expiration date of each warrant is five (5) years from the date of issuance.

During the year ended December 31, 2007, the Company issued 150,000 shares for compensation to the Company’s Chief Operating Officer. The shares had a fair market value of $75,000.

During the year ended December 31, 2006, 15,444,132 warrants were exercised and, in accordance with the terms of the warrants, resulted in the issuance of 15,444,132 shares of the Company’s common stock.  The warrants were exercised at a price of $0.065 per share.  The Company received gross proceeds of $1,003,869 from the exercise of the warrants.

Also during the year ended December 31, 2006, the Company entered into and completed an agreement to sell 300,000 units to an entity controlled by the Company’s Chairman and CEO.  Each unit was priced at $0.43 and consisted of one share of the Company’s $0.001 par value common stock and one warrant to purchase one share of the Company’s $0.001 par value common stock at a price of $0.60 for a period of two years.  The Company received proceeds of $129,000 related to the transaction.  As of December 31, 2006, none of these warrants have been exercised, leaving 300,000 warrants outstanding at December 31, 2007.

NOTE 9 – BRIDGE LOAN

As of January 31, 2007, HuntMountain Resources obtained an unsecured loan commitment for multiple advances up to $2,000,000 from Hunt Family Limited Partnership (“HFLP”) , an entity controlled by Tim Hunt, the Company’s Chairman and CEO, for the specific purpose of providing working capital, surety, bonding and/or indemnification purposes for HuntMountain Resources and its subsidiaries.

In August 2007, the Company obtained an amended, unsecured loan commitment for multiple advances up to $5,000,000 from HFLP, effective August 1, 2007, to amend the previous bridge financing note that was effective on January 31, 2007. The simple interest rate on the new bridge financing note was eleven percent (11%) per annum. The aggregate amount of unpaid advances and accrued and unpaid interest under the amended note was convertible into equity securities of the Company at the same price and terms as securities sold by the Company to investors in its next equity financing.  The amended note amends and restates, and does not evidence payment of, the unsecured loan for multiple advances effective January 31, 2007.

In October 2007, the Company obtained an amended and restated convertible unsecured note for multiple advances up to $5,000,000 (“the October Note”) from HFLP to provide working capital for the Company and its subsidiaries.  The amended note was effective on October 23, 2007.  The amended and restated convertible unsecured note was completed to replace the previous bridge financing note that was effective August 1, 2007. The simple interest rate of the October Note is eleven percent (11%) per annum. The aggregate amount of unpaid advances and accrued and unpaid interest under the amended note is convertible, in whole or in part, at the option of the holder into units of the Company’s common stock. Each unit consists of one common share and one common share purchase warrant at a conversion price of $0.25 per unit. The exercise price of the warrants issued pursuant to such conversion is set at $0.40 to acquire one new common share of the Company. The warrants to be issued pursuant to the conversion of the October note are exercisable for a period of five years from the conversion date.

In November 2007 and December 2007, the Company issued 600,000 units pursuant to the conversion of a portion of the October Note.

In accordance with EITF 00-27, the Company recognized the beneficial conversion feature associated with the notes convertibility into shares and warrants. The total value of warrants was determined using the Black Scholes Option Price Calculation. In employing this model, we used the actual three month T-Bill rate on the advance dates for the risk-free rate. Similarly, the actual share price on advance dates was used in the calculation. We assumed expected volatility of 82%, no dividends and a five year horizon in all Black Scholes Option Price calculations. The total value of warrants was $5,054,863 and the total value of shares was $4,153,009.

Following the guidance provided by EITF 00-27 the Company allocated proceeds first to the warrants issuable upon conversion of the note. The value of the warrants was recorded on the balance sheet as debt discounts and increases to shareholder’s equity. The debt discounts are being amortized over the remaining life of the convertible note. The value of warrants in excess of the actual debt advance amounts were expensed as financing fees.

Once the Company allocated proceeds of convertible note advances to the warrant values, the embedded conversion feature of shares issuable on conversion of the notes was recognized. All amounts relating to the share values were expensed as financing fees.

NOTE 10 – STOCK OPTION PLAN

The Company’s 2005 Stock Plan permits the granting of up to 3,000,000 non-qualified stock options, incentive stock options, and restricted shares of common stock to employees, directors, and consultants.  As of December 31, 2007, there were 2,340,000 stock options granted to employees and consultants, of which 1,880,000 are vested.  These options were granted to employees and consultants to the Company.

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

	Years Ended
	December 31,
	2007	2006
Weighted average risk free rate:	3.58%	4.89%
Weighted average volatility:	76.17%	75.00%
Expected dividend yield:	0.00%	0.00%
Weighted average life (in years):	2.45	2.00

Expenses of $52,600 for stock options issued to employees and $131,500 for stock options issued to non-employees, including consultants and directors, were recorded in 2007.  This compares to expenses of $67,000 for stock options issued to employees and $220,850 for stock options issued to non-employees in 2006.  Expenses for the remaining options will be recorded as they vest in 2008.  The following table summarizes the terms of the options outstanding at December 31, 2007:

	Weighted
	Average		Remaining
Exercise	Exercise	Number of	Contracual	Number
Prices	Price	Options	Life (in years)	Excercisable
$0.20	$0.20	90,000	4.14	90,000
$0.25	$0.25	700,000	3.54	650,000
$0.30	$0.30	100,000	3.84	100,000
$0.34	$0.34	10,000	2.58	10,000
$0.37	$0.37	10,000	2.26	10,000
$0.38	$0.38	370,000	4.86	210,000
$0.40	$0.40	150,000	4.87	50,000
$0.45	$0.45	650,000	4.5	550,000
$0.55	$0.55	5,000	3.5	5,000
$0.60	$0.60	55,000	4.9	5,000
$0.63	$0.63	200,000	4.11	200,000

	$0.38	2,340,000	4.21	1,880,000

The following summarizes option activity for the years presented:

	Shares	Exercise Price

Balance, at January 1, 2006	190,000	$0.26
Issued	1,190,000	$0.35
Exercised	(18,153)	$0.26
Cancelled	(5,000)	$0.28
Forfeited (cashless purchase)	(11,847)	$0.26

Balance at December 31, 2006	1,345,000	$0.35

Balance at January 1, 2007	1,345,000	$0.35
Issued	1,020,000	$0.43
Exercised	0
Cancelled	(25,000)	$0.58
Forfeited (cashless purchase)	0	$0.00

Balance at December 31, 2007	2,340,000	$0.35

Options outstanding at December 31, 2007, have a remaining contractual life of approximately 4 years.

NOTE 11 – LEASES

The Company has lease commitments on two mineral properties and office and storage space in Liberty Lake, Washington.  The leased mineral properties are the Dun Glen property in Nevada and the Bajo Pobré property in the Santa Cruz province of Argentina.  The annual lease obligations are:

	Office
Year	Facility	Dun Glen	Bajo Pobre	Total

2008	$54,792	$45,000	$50,000	$149,792
2009	54,792	52,500	75,000	182,292
2010	54,792	60,000	75,000	189,792
2011	54,792	72,500	75,000	202,292
2012	54,792	72,500	100,000	127,292

NOTE 12 – LA JOSEFINA ESTANCIA PURCHASE

Further to an agreement dated December 12, 2007 and finalized via perfection of title on April 4, 2008 the Company acquired 90 square kilometers of land in Santa Cruz province, Argentina. The purchase price for this property was $710,000. Known as the La Josefina estancia, the purpose of the land purchase was to provide a centralized base of operations in the Company’s core operating area.

NOTE 13 – RELATED PARTY TRANSACTIONS

During the year ended December 31, 2007 the Company leased office space from Hunt Family Properties LLC, an entity controlled by the Company’s Chief Executive Officer and Chairman, Tim Hunt. The Company paid $26,904 in lease payments to Hunt Family Properties LLC in 2007.

During the year ended December 31, 2007 the Company paid $73,616 to HuntWood Custom Cabinets, an entity controlled by the Company’s Chief Executive Officer and Chairman, Tim Hunt, for management consulting services.

During the year ended December 31, 2007 the Company paid $17,895 in professional fees to Workland & Witherspoon, PLLC, a firm in which Greg Lipsker, a shareholder of the Company and the Company’s Vice-Chairman, was a partner.

At December 31, 2007 the Company had an employee advance for field exploration expenses from an officer of Cerro Cazador S.A. of $1,870.

During the year ended December 31, 2006 the Company paid $33,502 to HuntWood Custom Cabinets, an entity controlled by the Company’s Chief Executive Officer and Chairman, Tim Hunt, for management services and employee health insurance.

During the year ended December 31, 2006 the Company leased office space from Hunt Family Properties LLC, an entity controlled by the Company’s Chief Executive Officer and Chairman, Tim Hunt. The Company paid $26,382 in lease payments to Hunt Family Properties LLC in 2006.

During the year ended December 31, 2006 the Company paid $24,449 in professional fees to Workland & Witherspoon, PLLC, a firm in which Greg Lipsker, a shareholder of the Company and the Company’s Vice-Chairman, was a partner.

During the year ended December 31, 2006 the Company paid $7,320 in consulting expenses to directors of the Company.

At December 31, 2007 the Company had an employee advance for field exploration expenses from an officer of Cerro Cazador S.A. of $348.

Additional related party transactions are included as part of Note 9 and Note 10.

NOTE 14 – SUBSEQUENT EVENTS

Note Conversion

Subsequent to December 31, 2007 holders of the October Note converted principal amounts of $103,000 into 412,000 units comprised on one (1) common share and one (1) warrant per unit. The conversion price was $0.25 per unit. The warrants have an exercise price of $0.40 per share.  The expiration date of each warrant is five (5) years from the date of issuance.

Bridge Financing

Subsequent to December 31, 2007 the Company drew an additional $1,103,000 on the October Note. The balance owing on the note was $4,747,000 as of the date of this report. The Company has accrued $186,614 of interest payable pertaining to the October Note.

Loan From Hunt Family Limited Partnership

On March 11, 2008 HuntMountain Resources obtained an unsecured loan of $500,000 from Hunt Family Limited Partnership (“HFLP”) , an entity controlled by Tim Hunt, the Company’s Chairman and CEO, for the specific purpose of providing working capital, surety, bonding and/or indemnification purposes for HuntMountain Resources and its subsidiaries. The loan bears interest at a rate of eight percent (8%) per annum and does not have specific repayment terms.

ITEM 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On November 15, 2007, the Board of Directors of the Company appointed Williams & Webster, P.S., Certified Public Accountants and Business Consultants, of 601 W. Riverside Avenue, Suite 1940, Spokane, WA 99201 (“Williams & Webster”) as the Company’s new independent registered public accounting firm following the resignation of LeMaster & Daniels P.L.L.C., as disclosed in the Company’s Form 8-K filed on December 24, 2007.

Prior to its appointment as independent accountants, the Company did not consult Williams & Webster on any of the matters referenced in Item 304(a)(2) of Regulation S-B.

ITEM 9A.	CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

In connection with the preparation of this annual report on Form 10-K, an evaluation was carried out by the Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of December 31, 2007.  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, the Company’s management concluded, as of the end of the period covered by this report, that the Company’s disclosure controls and procedures were effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting.  The Company’s internal control over financial reporting is a process, under the supervision of the Chief Executive Officer and the Chief Financial Officer, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with United States generally accepted accounting principles (GAAP).  Internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company’s assets;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the Board of Directors; and

•
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  As a result of this assessment, management identified material weaknesses in internal control over financial reporting.

A material weakness is a control deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness identified is described below:

Due to management turnover in 2007 the Company did not implement and document an appropriate system of internal control over financial reporting prior to December 31, 2007. Specific deficiencies are as follows:

•	The Company’s activity level internal controls are not specifically linked to relevant financial statement assertions;

•	The Company has not documented internal controls pertaining to period end closing entries and procedures;

•	The Company has not developed specific internal controls to ensure that disbursements are allocated to appropriate periods;

As a result of the material weaknesses in internal control over financial reporting described above, HuntMountain Resources Ltd.’s management has concluded that, as of December 31, 2007, the Company’s internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework issued by the COSO.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  We were not required to have, nor have we, engaged our independent registered public accounting firm to perform an audit of internal control over financial reporting pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Remediation of material weakness in internal control over financial reporting

In order to remediate the material weaknesses identified in Management’s Report on Internal Control Over Financial Reporting, we have taken the following actions subsequent to December 31, 2007:

•	The Company is evaluating services of outside consultants to assist in developing and implementing a suitable system of internal controls over financial reporting;

•	The Company is currently in the process of developing a comprehensive accounting manual that will include comprehensive internal control procedures.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

As of the end of the period covered by this report, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended December 31, 2007, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION. Not Applicable

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following information is provided with respect to each executive officer and director of the Company:

Name (age)	Position	Length of Service

Tim Hunt (55)	Chairman, and Director	2005

Gregory B. Lipsker (57)	Director	2007*

William R. Green (69)	Director	1993*

Eberhard A. Schmidt (70)	Director	2005

Alastair H. Summers (71)	Director	2006

Randal L. Hardy (46)	Director	2005**

Michael M. Mastor (49)	Director	2007

Matthew J. Hughes (47)	Executive Vice-President of Exploration & Chief Operating Officer	2005

Danilo Silva (45)	President Cerro Cazador, S.A.	2006

Bryn Harman (38)	Chief Financial Officer	2007
_______________________________
*Previously held executive officer and director positions with the predecessor company, Metaline Mining & Leasing Company.
**Previously served as President and Chief Financial Officer of the Company.

Tim Hunt, Chairman and Chief Executive Officer, is a general partner of HFLP and is the founder and president of Spokane, Washington-based T.R.A. Industries, Inc., dba Huntwood Industries, one of the largest building products manufacturers in the Western United States. Mr. Hunt has led the development of Huntwood Industries over the past 20 years – taking the business from a start-up venture to a significant middle-market enterprise. During his business career, Mr. Hunt has been engaged in a variety of business start-up ventures both related and unrelated to Huntwood Industries. Mr. Hunt had also previously served as a member of the board of directors at State National Bank; a community based financial institution headquartered in Eastern Washington. Mr. Hunt also spent two years as an investment banker, specializing in the mining industry, with National Securities.

William R. Green, P.E., Ph.D. is a mining engineer and geologist, and was a professor of mining engineering at the University of Idaho from 1965 to 1983. He has been actively involved in the mining industry since 1962, working as a consultant to financial managers and various US and Canadian public mining companies. He was a co-founder, and served as an officer and director, of both Bull Run Gold Mines and Yamana Resources. He was the President, CEO and Chairman of Mines Management, Inc., a U.S. public company from 1964 until 2003.

Gregory B. Lipsker, has been a director of the Company since August, 2007. Mr. Lipsker was a partner is a Spokane, Washington law firm from 1995 until 2008. Mr. Lipsker is now employed on a part-time basis as the Company’s General Counsel. Mr Lipsker is graduated from Gonzaga University and the Georgetown University Law Center.

Eberhard A. Schmidt, Ph.D. has more than 35 years of experience in exploring, evaluating and developing precious and base metal properties in the western United States and Mexico. He managed regional exploration offices for Cyprus Mines, Amoco Minerals and Meridian Minerals in Spokane and for Minera Hecla in Mexico. Dr. Schmidt received his Ph.D. in Structural and Economic Geology from the University of Arizona and is a past president of the Northwest Mining Association.

Alastair H. Summers has more than 45 years of experience in mine development and production in North and South America, including over ten years as an executive with Hecla Mining Company. He was Vice President and General Manager for Minera Hecla de Mexico responsible for the design, construction, operation and reclamation of the La Choya open pit/heap leach gold mine. Mr. Summers also served as President and General Manager of Minera Hecla Venezolana initiating improvements to Hecla’s La Camorra operation which resulted in production increases from 85,000 to 250,000 ounces of gold per year. Mr. Summers’ career includes the development, design, and operation of several successful mines for The Bunker Hill Company, Western Nuclear, and American Mine Services. He is registered as a Professional Geologist in Idaho and Professional Engineer in Colorado.

Randal L. Hardy, serves as President and CEO Timberline Resources Corporation, a public drilling and precious metals exploration venture based in Coeur d’Alene, ID. Mr. Hardy was appointed as a Director in August 2007. Mr. Hardy was appointed to this position after previously holding the position of President of the Company since September 2006, and immediately prior to this time servicing as its Vice President and Chief Financial Officer. Mr. Hardy has over 20 years of experience in financial and operational management. He is the former President and CEO of Sunshine Minting, Inc., a precious metal custom minting and manufacturing firm. During his 8-year tenure as the Company’s President, it grew from 25 employees to over 125. Prior to this, Mr. Hardy served as Treasurer of the NYSE-listed Sunshine Mining and Refining Company for over 6 years. He graduated Magna Cum Laude from Boise State University with a BBA in Finance.

Michael M. Mastor, was appointed a Director in September 2007. From July 1998 to present, he has been a licensed financial advisor and franchise owner with Ameriprise Financial. Prior to his work at Ameriprise, he served as Mine Manager for Newmont Gold Company. He received his B.S. in Mining Engineering from the Colorado School of Mines.

Matthew J. Hughes, Executive Vice President of Exploration and Chief Operating Officer, is a geologist with seventeen years of experience in the discovery, exploration and mining of precious metal projects in the United States, Argentina, China, Brazil and Uzbekistan. Mr. Hughes was appointed as the Executive Vice President of Exploration and Chief Operating Officer in August 2007 after having served as Vice President of Exploration since December 2005. He has been directly responsible for the discovery of numerous precious and base metal occurrences, including the producing Mina Martha high-grade silver lode in Santa Cruz, Argentina. He has worked as the Chief Geologist for Mundoro Mining, Inc. where he led the exploration and development of the nine million ounce Maoling gold deposit, thought to be the largest undeveloped gold deposit in China. He served as Senior Exploration Geologist and consultant for Yamana Resources, Minas Buenaventura, and Silver Standard Resources. Mr. Hughes has been the Vice President of Exploration for Platero Resources, Chief Mine Geologist for Kinross Candelaria Mining Co., and Exploration Geologist for NERCO Exploration and Atlas Precious Metals. He received his Bachelor of Science degree in geology from the University of Oregon.

Danilo Silva, General Manager of South American Operations, also serves as the President of our wholly-owned Argentine subsidiary, Cerro Cazador, S.A. He has over 18 years of experience in the natural resources industry, including over 11 years as a geologist in base and precious metal mining exploration. Mr. Silva has served as Senior Geologist and Project Manager for Yamana Resources and Compania Minera Polimet, as Senior Geologist for Buenaventura, and as General Manager for Platero Resources. While serving in these positions, he discovered numerous viable gold and silver targets. He has led successful exploration and drill programs and has managed the advancement of many projects, including the discovery and development of the Mina Martha high-grade silver mine in Santa Cruz province. Mr. Silva has served as a consulting geologist for several companies, including Placer Dome and Hidefield Gold. Mr. Silva holds a degree in Geological Science from the National University at Bahia Blanca in Argentina.

Bryn Harman, CFA, Chief Financial Officer. Mr. Harman has been our Chief Financial Officer since November, 2007. Prior to joining us Mr. Harman had been the Vice President and Director of Research for ICM Asset Management since 2002. From 1999 until 2002 Mr. Harman was a Senior Equity Analyst for RedChip Companies. Mr. Harman is a Chartered Financial Analyst and is graduated from the University of Saskatchewan with a Bachelor of Commerce (finance) degree.

Committees of the Board of Directors

Audit Committee

The Audit Committee is responsible for monitoring the integrity of the Company's financial reporting standards and practices and its financial statements, overseeing the Company's compliance with ethics and compliance policies and legal and regulatory requirements, and selecting, compensating, overseeing, and evaluating the Company's independent auditors.

William Green, Randy Hardy and Mike Mastor serve as members of the Audit Committee. William Green and Mike Mastor are independent as defined by NASDAQ marketplace rules 4200(a)(15) and 4350(d)(2). In forming our Board of Directors, we sought individuals with the ability to guide our operations based on their business experience, both past and present, and their education. Our business model is not complex and our accounting issues are straightforward. Responsibility for our operations is centralized within management. We rely on the assistance of others to help us with the preparation of our financial information. We recognize that having a person who possesses all of the attributes of an independent audit committee financial expert would be a valuable addition to our Board of Directors. However, we are not, at this time, able to compensate such a person, and therefore, may find it difficult to attract such a candidate.

The Board of Directors has adopted a policy requiring that the Audit Committee pre-approve the audit and non-audit services performed by the independent auditor in order to assure that the provision of such services does not impair the auditor's independence.

Compliance with Section 16(a) of the Exchange Act. Our officers, directors and persons owning more than 10% of our common stock are obligated to file reports of ownership and changes in ownership with the Securities and Exchange Commission under Section 16(a) of the Securities Exchange Act of 1934. To our knowledge, based solely upon review of the copies of such reports received or written representations from the reporting persons, we believe that during our fiscal year ended December 31, 2007 our directors, executive officers and persons who own more than 10% of our common stock complied with all Section 16(a) filing requirements with the exception of the following: Ron Schutz (3 Reports, 3 Transactions) Tim Hunt (18 Reports, 18 Transactions), Eberhard Schmidt (1 Report, 1 Transaction), Hunt Family Limited Partnership (1 Report, 1 Transaction), Gregory B. Lipsker (1 Report, 1 Transaction), Michael Mastor (1 Report, 1 Transaction), and Randal Hardy  (2 Reports, 2 Transactions)

ITEM 11.	EXECUTIVE COMPENSATION

This information is incorporated by reference to our Information Statement to be filed on Form 14C.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of December 31, 2007 regarding any person known to the Company to be the beneficial owner of more than five percent of any class of the Company’s voting securities as well as the names and shareholdings of each director and executive officer of the Company, and the shareholdings of all directors and executive officers as a group.

Security Ownership of Management

The following table sets out as of  December 31, 2007, the names and shareholdings of each director and executive officer of the Company, and the shareholdings of all directors and executive officers as a group. At such date, the number of issued and outstanding shares of common stock of the Company was 33,016,285 and there were an additional 1,660,000 shares that could potentially be issued within the next sixty days upon the exercise of vested stock options and warrants.

Amount and Nature of Beneficial Ownership Name of Person or Group	(all direct unless otherwise noted)		% of
Tim Hunt – Chairman, Chief Executive Officer & Director (1) 1611 N. Molter Road, Ste 201 Liberty Lake, WA 99019	24,875,250		75.80	%(8)
				)
William R. Green – Director(2) 1611 N. Molter Road, Ste 201 Liberty Lake, WA 99019	1,046,000		3.22	%(8)

Gregory B. Lipsker – Director(3) 1611 N. Molter Road, Ste 201 Liberty Lake, WA 99019	730,000		2.25	%(8)

Randal L. Hardy – Director(4) 1611 N. Molter Road, Ste 201 Liberty Lake, WA 99019	225,000		0.69	%(8)

Eberhard A. Schmidt – Director(2) 1611 N. Molter Road, Ste 201 Liberty Lake, WA 99019	155,000		0.48	%(8)

Alastair H. Summers – Director(2) 1611 N. Molter Road, Ste 201 Liberty Lake, WA 99019	150,000		0.46	%(8)

Michael Mastor 1611 N. Molter Road, Ste 201 Liberty Lake, WA 99019	150,000		0.46	%(8)

Matthew Hughes – EVP & COO(5) 1611 N. Molter Road, Ste 201 Liberty Lake, WA 99019	165,000		0.59	%(8)

Bryn Harman – Chief Financial Officer(6) 1611 N. Molter Road, Ste 201 Liberty Lake, WA 99019	50,000		0.46	%(8)

Danilo Silva – President of Cerro Cazador, S.A.(7) 1611 N. Molter Road, Ste 201 Liberty Lake, WA 99019	100,000		0.31	%(8)

Total Management Group	27,646,250	*	81.0	%(9)
*All executive officers and directors as a group (10 persons)
_______________________________
(1)
Includes 23,525,275 shares owned through the Hunt Family Limited Partnership (HFLP), 508,700 shares owned jointly owned with Resa Hunt, Tim’s wife, 291,275 shares owned directly by Tim Hunt together 250,000 shares that could be issued upon exercise of options within 60 days, and 300,000 shares that could be issued through warrant conversion from a prior private equity sale. Tim Hunt personally exercises control powers over HFLP.

(2)	includes 150,000 shares that could be issued upon exercise of options within 60 days.

(3)	includes 250,000 shares that could be issued upon exercise of options within 60 6ays.
(4)	includes 150,000 shares that could be issued upon exercise of options within 60 days.
(5)	includes 100,000 shares that could be issued upon exercise of options within 60 days.
(6)	includes 60,000 shares that could be issued upon exercise of options within 60 days.
(7)	includes 100,000 shares that could be issued upon exercise of options within 60 days.
(8)	percentage calculations noted above assumes that only specific identified exercised its options and/or warrants.
(9)	percentage calculation is based upon assumes that all executive officers and directors exercise options and/or warrants.

There are no arrangements known to the Company, the operation of which may at a subsequent time result in the change of control of the Company.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

This information in incorporated by reference from Notes 8, 9 and 12 to the Company’s Audited Financial Statements As set forth in Item 8 of this Form 10K.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for professional services rendered by the Company’s principal accountant for the audit of the Company’s annual financial statements for the fiscal years ended December 31, 2007 and 2006 and for services rendered by the Company’s principal accountant relating to the preparation of quarterly financial statements for inclusion in the Company’s quarterly reports on Form 10QSB were $45,692 and $25,346 respectively.

Audit Related Fees

The Company incurred no fees during the last two fiscal years for assurance and related services by the Company’s principal accountant that were reasonably related to the performance of the audit of the Company’s financial statements.

Tax Fees

The Company incurred fees totaling $3,291 and $2,173 during the fiscal years ended December 31, 2007 and 2006, respectively, for professional services rendered by the Company’s principal accountant for tax compliance, tax advice and tax planning.

All Other Fees

The Company incurred no fees during the fiscal years ended December 31, 2007and 2006 respectively, for services rendered by the Company’s principal accountant relating all other services.

ITEM 15.	EXHIBITS

(a) The following documents are filed as part of the report:

1. Financial Statements

*  Independent Auditors' Reports
*  Balance Sheets at December 31, 2007 and 2006
    Statements of Income (Loss)
    for the years ended December 31, 2007 and 2006
*  Statements of Stockholders' Equity
    for the years ended December 31, 2007 and  2006
*  Statements of Cash Flows
    for the years ending December 31, 2007 and 2006
*  Notes to Financial Statements

2. Exhibits required by Item 601 (1)

(3)(i)	Articles of Incorporation (2)
(3)(ii)	Bylaws (2)

(10)	Material contracts (2).

(13)	Annual or quarterly reports, Form 10-Q(2)
(14)	Code of Ethics

(21)	Subsidiaries of the registrant

(31)	Rule 13a-14(a)/15d-14(a) Certifications
(31)(i)                      Certification of Tim Hunt
(31)(ii) Certification of Bryn Harman
(32)	Section 1350 Certifications
(32)(i)                      Certification of Tim Hunt
(32(ii) Certification of Bryn Harman
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

/s/ Bryn Harman
By:
Bryn Harman, Chief Financial Officer
(Principal Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Tim Hunt
4/11/08
TIM HUNT	Date
Director

/s/ William R. Green
4/11/08
WILLIAM R. GREEN	Date
Director

/s/ Eberhard Schmidt
4/11/08
Eberhard Schmidt	Date
Director

/s/ Alastair Summers
4/11/08
ALASTAIR SUMMERS	Date
Director

/s/ Gregory B. Lipsker
4/11/08
GREGORY B. LIPSKER	Date
Director

/s/ Michael Mastor
4/11/08
MICHAEL MASTOR	Date
Director

/s/ Randal Hardy
4/11/08
RANDAL HARDY	Date
Director