Form 10-Q
period 2008-03-31
HuntMountain Resources
filed 2008-05-20
CIK 65224

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
From ________________ to ________________

HuntMountain Resources Ltd.
(Exact name of registrant as specified in its charter)

Washington	001-01428	68-0612191
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

1611 N. Molter Road, Ste. 201 Liberty Lake, Washington	99019
(Address of principal executive offices)	(Zip Code)

(509) 892-5287
(Registrant's telephone number, including area code)

_________________________________________________
(Former name, former address & former fiscal year, if changed since last report)

Indicate by check mark  whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.

Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.
See the definitions of “large accelerated filer,” “accelerated filer” and ”smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company	Smaller reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date   53,653,665

SEC 2334 (10-04)	Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

HUNTMOUNTAIN RESOURCES LTD.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

PART I

Item 1.	Financial Information

HuntMountain Resources Ltd. and Subsidiaries
(A Development Stage Enterprise)

Consolidated Balance Sheets

	March 31,	December 31,
	2008	2007
	(unaudited)
Assets

CURRENT ASSETS:
Cash and cash equivalents:
Cash	$336,191	$273,020
Short term cash investments - domestic	12,897	12,909
Short-term cash investments - Argentina	252,402	367,375
Total cash and cash equivalents	601,491	653,304

Employee receivable	2,407	2,115
Accounts receivable	1,181	40,622
Prepaid expenses	67,197	72,612
Accrued interest receivable	3,955	1,969
Total current assets	676,232	770,621

EQUIPMENT:
Office equipment and vehicle	27,547	11,216
Less accumulated depreciation	9,328	7,014
	18,220	4,203

OTHER ASSETS:
Receivable - V.A. tax, Argentina	375,221	190,719
Land - La Josefina Estancia	710,000	710,000
Performance bond	189,834	214,762
Property deposits	271,500	136,500
Investments	7,331	7,331
Property purchase option	70,000	70,000
	1,623,885	1,329,312

Total assets	$2,318,337	$2,104,136

Liabilities and Stockholders’ Equity

CURRENT LIABILITIES:
Trade accounts payable	$330,886	$380,118
Accrued wages and related taxes	132,612	120,202

Short term note payable	5,247,000	3,747,000
Debt discount:	(2,751,062)	(2,664,606)
Net short term note payable	2,495,938	1,082,394

Accrued interest on note payable	293,253	165,149
Total current liabilities	3,252,689	1,747,864

STOCKHOLDERS’ EQUITY:
Preferred stock – 10,000,000 shares, $0.001 par value, authorized; -0- shares issued and outstanding	-	-
Common stock – 300,000,000 shares, $0.001 par value, authorized; 33,428,285 and 32,266,285 shares issued and outstanding, respectively	32,594	32,491
Additional paid-in capital	18,194,327	12,081,316
Retained earnings - prior to development stage	90,527	90,527
Deficit accumulated during the development stage	(19,166,381)	(11,794,981)
Accumulated other comprehensive income (loss)	(85,419)	(53,081)
Total stockholders’ equity	(934,352)	356,272

Total liabilities and stockholders’ equity	$2,318,337	$2,104,136

The accompanying notes are an integral part of these consolidated financial statements.

HuntMountain Resources Ltd. and Subsidiaries
(A Development Stage Enterprise)

Consolidated Statements of Income

	Three months ended March 31,		From Inception of Development Stage July 1, 2005 through
	2008	2007	March 31, 2008
	(unaudited)	(unaudited)	(unaudited)
INCOME:
Dividend and interest income	$2,035	$265	$74,317

EXPENSES:
Professional fees	165,224	36,446	852,034
Marketing	6,499	9,300	183,210
Exploration expenses	828,413	399,013	2,944,815
Travel expenses	63,849	17,617	341,625
Administrative and office expenses	52,891	17,643	413,137
Payroll expenses	190,150	124,763	1,107,165
Stock compensation expense	52,500	-	251,100
Comon stock and options issued for services	-	9,000	353,250
Interest expense and bank charges	141,238	14,140	334,156
Financing charge	4,229,946	-	9,485,595
Amortization of debt discount	1,641,212	-	2,968,828
Depreciation expense	2,314	935	9,327
	7,374,236	628,857	19,244,242

LOSS BEFORE OTHER INCOME	(7,372,200)	(628,592)	(19,169,924)

OTHER INCOME:
Income from partnership interest	800	-	3,543

LOSS BEFORE INCOME TAXES:	(7,371,400)	(628,592)	(19,166,381)
Income taxes:	-	-	-

NET LOSS	$(7,371,400)	$(628,592)	$(19,166,381)

BASIC AND DILUTED LOSS PER SHARE, based on weighted-average shares outstanding	33,358,219	32,266,285

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING, BASIC AND DILUTED	$(0.22)	$(0.02)

The accompanying notes are an integral part of these consolidated financial statements.

HuntMountain Resources Ltd. and Subsidiaries
(A Development Stage Enterprise)

Consolidated Statements of Cash Flows

	Three months ended March 31,		From Inception of Development Stage July 1, 2005 through
	2008	2007	March 31, 2008
	(unaudited)	(unaudited)	(unaudited)
Increase (Decrease) in Cash and Cash Equivalents

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,371,400)	$(628,592)	$(19,166,381)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	2,314	935	9,327
Stock option compensation expense	52,500	-	251,100
Common stock and options issued for services	-	9,000	353,250
Financing charge	4,229,946	-	9,485,595
Amortization of debt discount	1,641,212	-	2,968,828
Gain on sale of precious metal investments	-	-	(15,194)
Increase in long term receivable - V.A. tax	(184,502)	-	(375,221)
Increase in employee receivable	(293)	-	(2,407)
Increase in accounts receivable	39,441	-	(1,181)
(Increase) decrease in prepaid expenses	5,415	4,595	(67,197)
Increase in accounts payable	(49,232)	-	286,761
Increase in accrued liabilities	12,410	13,340	163,737
Net cash used in operating activities	(1,622,190)	(600,722)	(6,108,984)

CASH FLOWS FROM INVESTING ACTIVITIES:
Land purchases	-	-	(710,000)
Accrued interest income	(1,986)	-	(3,955)
Purchase of performance bond	-	(251,613)	(247,486)
Property deposits	(135,000)	-	(271,500)
Property purchase option	-	-	(70,000)
Sale of precious metal investments	-	-	28,913
Acquisition of equipment	(16,331)	-	(27,547)
Net cash used in investing activities	(153,317)	(251,613)	(1,301,575)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from convertible note financing	1,500,000	807,000	5,247,000
Increase in debt discount	(86,456)	-	(2,751,062)
Increase in accrued interest payable	128,104	-	293,253
Proceeds from sales of common stock	189,456	-	4,136,932
Net cash from financing activities	1,731,104	807,000	6,926,123

Effect of currency translation on cash	(7,410)	-	(21,994)

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	(51,813)	(45,335)	(506,430)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR/PERIOD	653,304	297,191	1,107,921

CASH AND CASH EQUIVALENTS, END OF YEAR/PERIOD	$601,491	$251,856	$601,491

Supplemental Disclosures of Cash Flow Information:

Income taxes, paid net of refunds:	-	-	-
Interest paid:	-	-	-

The accompanying notes are an integral part of these consolidated financial statements.

HuntMountain Resources Ltd. And Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

Note 1: Basis of Presentation

The unaudited financial statements have been prepared by management of HuntMountain Resources Ltd., pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such SEC rules and regulations.  These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, which was filed with the SEC on April 14, 2008.  In the opinion of management of the Company, the foregoing statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 2008, and its results of operations and cash flows for the three month periods ended March 31, 2008 and March 31, 2007.  The interim results reflected in the foregoing financial statements are not considered indicative of the results expected for the full fiscal year.

Note 2: Convertible note

In January 2007, HuntMountain Resources Ltd. obtained an unsecured loan commitment for multiple advances up to $2,000,000 from Hunt Family Limited Partnership (“HFLP”), an entity controlled by Tim Hunt, the Company’s Chairman and CEO, for the specific purpose of providing working capital, surety, bonding and/or indemnification purposes for HuntMountain Resources Ltd. and its subsidiaries.

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

In the first quarter of 2008 the Company drew $1,103,000 from the October Note.

In November 2007 and December 2007, the Company issued 600,000 units pursuant to the conversion of a portion of the October Note. In the first quarter of 2008 the Company issued 412,000 units pursuant to the conversion of a portion of the October Note.

In accordance with EITF 00-27, the Company recognized the beneficial conversion feature associated with the notes convertibility into shares and warrants. The total value of warrants was determined using the Black Scholes Option Price Calculation. In employing this model, we used the actual three month T-Bill rate on the advance dates for the risk-free rate. Similarly, the actual share price on advance dates was used in the calculation. We assumed expected volatility of 82%, no dividends and a five year horizon in all Black Scholes Option Price calculations. In the first quarter of 2008, the total value of warrants from issuances of the October Note was $1,953,793 and the total value of shares was $1,528,821.

In March 2008 the Company received a $500,000 advance from HFLP pursuant to the identical terms of the October Note. At that time, HFLP management determined that it would convert all balances of principal and interest of the October Note into units as outlined above (see also Note 9: Subsequent events below). The $500,000 advance in March of 2008 was therefore considered to be part of the October Note. The total value of warrants from this issuance was $1,360,000 and the total value of shares was $1,140,000.

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

Note 3: Stock option plan

The Company’s 2005 Stock Plan permits the granting of up to 3,000,000 non-qualified stock options, incentive stock options, and restricted shares of common stock to employees, directors, and consultants.  At March 31, 2008, there were 2,290,000 stock options granted to directors, employees, and consultants, of which 1,955,000 are vested as of March 31, 2008.  The fair value of each option is estimated on the vesting date using the Black-Scholes Option Price Calculation.

There were 150,000 options that vested during the quarter ended March 31, 2008; therefore, the Company’s total stock option expense for the quarter was $52,500.  Expenses for the remaining options will be recorded as they vest in the remainder of 2008.

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

	Three month periods ended
	March 31, 2008	March 31, 2007
Weighted average risk free rate:	2.09%	4.92%
Weighted average volatility:	82.8%	75%
Expected dividend yield:	0%	0%
Weighted average life (years):	5.0	2.0

 The following table summarizes the terms of the options outstanding at March 31, 2008:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number of Exercisable Options at March 31, 2008

	90,000	$0.20	3.89	90,000
	700,000	$0.25	3.31	650,000
	100,000	$0.30	3.59	100,000
	10,000	$0.34	2.33	10,000
	10,000	$0.37	2.01	10,000
	320,000	$0.38	4.74	160,000
	150,000	$0.40	4.75	100,000
	650,000	$0.45	4.28	600,000
	5,000	$0.55	3.25	5,000
	55,000	$0.60	4.74	55,000
	200,000	$0.63	3.89	175,000

TOTALS	2,290,000	$0.378	3.99	1,955,000

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

Note 4: Performance bond

During the quarter ended March 31, 2007, Cerro Cazador S.A. was required to purchase a performance bond as a condition of the exploration agreement on the La Josefina property in Argentina.  The bond was originally purchased for $251,613. As of the quarter ended March 31, 2008, the value of the bond decreased to $189,834.  The decline in value is presented on our balance sheet as Other Comprehensive Loss. The bond has a face value of $600,000, or 10% of our required investment under the terms of the agreement.

Note 5: Commitments

DUN GLEN PROPERTY – PERSHING COUNTY, NEVADA

The Company has a lease for the Dun Glen property with an option to purchase a 100% interest in the claims.  Lease payments began in 2006 and are considered advance royalty payments.  The term of the lease is 10 years, renewable at the Company’s option for an additional ten years.  The Company paid $37,500 in advance royalty payments during the quarter ended March 31, 2007, for this property.  Future annual advance royalty payments begin at $45,000 per year in 2008 and escalate to $72,500 per year at the end of the fifth year of the lease and for every year beyond that, until the lease is terminated or the purchase option is exercised. During the first quarter of 2008 the Company paid $45,000 in advance royalty payments for the Dun Glen property. The Company has also agreed to keep the claims in good standing until the lease is terminated or the purchase option is exercised.

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

Year of the Agreement	Payment to FK Minera S.A.	Exploration Expenditure Requirement	Ownership

First year	$50,000	$250,000	0%
Second year	50,000	250,000	0%
Third year	75,000	0	51%
Fourth year	75,000	0	60%
Fifth year	75,000	0	100%

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

FACILITY LEASES:

The Company has lease commitments on office space and storage space in Liberty Lake, Washington. The total annual lease obligation for this facility is $54,792.

Note 6: Investments

The Company holds an interest in two units of Pondera Partners, Ltd., a producing oil project located in Teton County, Montana. This investment was valued at cost on the Company’s balance sheet at $7,331 on March 31, 2008.

Note 7: Property purchase option

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

Note 8: Subsequent events

Subsequent to March 31, 2008 HFLP converted $5,060,014 of principal and interest owing pursuant to the October Note into 20,240,056 units consisting of one share and one warrant per unit.

Subsequent to March 31, 2008 the Company drew an additional $950,000 from the October Note.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This form 10-Q and other documents we file with the Securities and Exchange Commission (“SEC”) contain forward-looking statements that are based on current expectations, estimates, forecasts and projections about us, our future performance, our business, our beliefs and our management’s assumptions.  All statements other than statements of historical facts are forward-looking statements, including any statements of the plans and objectives of management for future operations, projections of revenue earnings or other financial items, any statements regarding future economic conditions or performance, and any statement of assumptions underlying any of the foregoing.  Some of these forward-looking statements may be identified by the use of words in the statements such as “anticipate,” “estimate,” “could,” “would,” “expect,” “project,” “intend,” “plan,” “believe,” “seek,” “should,” “may,” “assume,” “continue,” variations of such words and similar expressions.  These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict.  We caution you that our performance and results could differ materially from what is expressed, implied, or forecast by our forward-looking statements due to general financial, economic, regulatory and political conditions affecting the economy and markets, as well as more specific risks and uncertainties affecting the Company.  The Company operates in a rapidly changing environment that involves a number of risks, some of which are beyond the Company’s control.  Future operating results and the Company’s stock price may be affected by a number of factors.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “ITEM 1. BUSINESS,” and all subsections therein, including, without limitation, the subsection entitled, “FACTORS THAT MAY AFFECT THE COMPANY,” and the section entitled “MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS,” all contained in our Annual Report on Form 10-K for the year ended December 31, 2007.  Given these risks and uncertainties, any or all of these forward-looking statements may prove to be incorrect.  Therefore, you should not rely on any such forward-looking statements.  Furthermore, we do not intend (and we are not obligated) to update publicly any forward-looking statements.  You are advised, however, to consult any further disclosures we make on related subjects in our reports to the Securities and Exchange Commission.

Overview

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

Results of Operations

Three month period ended March 31, 2008 compared to March 31, 2007

We had no revenues from operations during the recently completed quarter. Our only income has been derived from interest and dividends on our cash and cash investments. Interest and dividend income for the three-month period ended March 31, 2008 increased to $2,035 from $265 for the same period ended March 31, 2007. This increase was due to the receipt of a dividend payment during the quarter ended March 31, 2008. In the quarter ended March 31, 2007 the Company did not receive a similar dividend payment.

We had a net loss of $7,371,400 during the three-month period ended March 31, 2008.  This compares to a net loss of $628,592 during the three-month period ended March 31, 2007. The increase in our net loss was due to beneficial conversion feature accounting for the Company’s convertible notes, significantly higher exploration expenditures, higher professional fees, higher payroll expenses and higher interest expense associated with the company’s convertible notes.

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

Working Capital, Cash and Cash Equivalents

The Company’s working capital deficit for the three month period ending March 31, 2008 was $(2,576,457) compared to $(615,486) during that same period in 2007. The ratio of current assets to current liabilities was 0.21 to 1 at March 31, 2008 compared to 0.30 to 1 at March 31, 2007. Working capital decreased during the three month period ended March 31, 2008 compared to the same period in 2007 due to the Company’s increased exploration activity and the Company’s short-term convertible debt financing incurred in 2007 and 2008.

Net cash used in operating activities was $1,622,190 for the three month period in 2008 compared with $600,722 used in operating activities in the same period during 2007.  The increase is the result of the increased net loss from operations.

During the period ending March 31, 2008, investing activities used $153,317 compared with $251,613 during that same period in 2007.  The decrease is primarily due to our purchase of a performance bond relating to our La Josefina project in the first quarter of 2007.

Cash flow from financing activities was $1,731,104 during the three month period ended March 31, 2008 compared to $807,000 during that same period in 2007. The increase is primarily the result of the Company’s convertible debt financing.

As a result, cash and cash equivalents decreased by $51,813 during the three month period ended March 31, 2008. This compares to a decrease in cash and cash equivalents of $45,335 in the three month period ended March 31, 2007. The Company has cash and cash equivalents of $601,491 as of March 31, 2008. It will be necessary for the Company to raise additional capital to continue it business activities in 2008.

It is anticipated that expenditures will continue to increase as we move forward with our exploration programs on our current properties and seek additional opportunities with other properties.  We have sufficient resources, including a convertible note due to Hunt Family Limited Partnership, an entity controlled by the Company’s Chairman and CEO, to meet our financial obligations until July 31, 2008. We anticipate that this note will be replaced with a similar note from the same entity if the Company has not secured additional financing arrangements before that time. The Company intends to pursue financing opportunities in the Canadian capital markets before July 31, 2008.

Item 3. Controls and Procedures

Tim Hunt, the Company’s President and CEO, and Bryn Harman, the Company’s Chief Financial Officer, have evaluated the Company’s disclosure controls and procedures as of March 31, 2008. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2008 to give reasonable assurance that the information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is also accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

During the quarter ended March 31, 2008 there were no changes in the Company’s internal controls or, to the knowledge of the management of the Company, any other changes that materially affect, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None

ITEM 1A.	RISK FACTORS

There are no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ending December 31, 2007.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the Quarter ended March 31, 2008 the Company issued 412,000 units of Common Stock to partners of Hunt Family Limited Partnership. Each unit consisted of one common share and one common stock purchase warrant, pursuant to the conversion of a convertible note. The warrants issued have a $0.40 per share exercise price and an expiration date of five years from the date of issuance. The private placement was made pursuant to section 4(2) and Regulation D Rule 506 exemptions from registration under the Act.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 5.	OTHER INFORMATION

None.

Item 6.	Exhibits

31.1--	Certification required by Rule 13a-14(a) or Rule 15d-14(a). Tim Hunt
31.2--	Certification required by Rule 13a-14(a) or Rule 15d-14(a). Bryn Harman
32.1--	Certification required by Rule 13a-14(a) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, Tim Hunt
32.2--	Certification required by Rule 13a-14(a) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, Bryn Harman

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUNTMOUNTAIN RESOURCES LTD.

BY:	/s/ Tim Hunt	DATE: May 19, 2008
TIM HUNT, CHAIRMAN, PRESIDENT & CHIEF EXECUTIVE OFFICER

BY:	/s/ Bryn Harman	DATE: May 19, 2008
BRYN HARMAN, CHIEF FINANCIAL OFFICER