Form 10-K/A
period 2007-12-31
HuntMountain Resources
filed 2008-06-05
CIK 65224

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

☒ ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
FROM  ___________  TO _____________

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within 60 days.  (See definition of affiliate in Rule 12b-2 of the Exchange Act.) [Amended in release No. 33-7419 (¶85,938), effective June 13, 1997, 62 F.R. 26387.] $5,099,103 based upon 6,622,212 shares and the last trading price per share on June 4, 2008.

(ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDING DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.  Yes ☐ No ☐ Not Applicable

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 53,653,665 as of June 4, 2008

DOCUMENTS INCORPORATED BY REFERENCE

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A is being filed to amend the HuntMountain Resources Ltd. Annual Report on Form 10-K for the period ended December 31, 2007 in order to include the exhibits, all of which were inadvertently omitted in the original filing. As well, this amendment sets forth the complete text of Part III Items 11 and 12. Item 11 was incorporated in the Registrant’s Form 10K by reference in contemplation of the Registrant filing its Proxy Statement by April 30, 2008. Because the Annual Meeting will be held later in 2008 the filing of the Proxy Statement has been delayed. Item 12 corrects certain tables set forth in that item. In accordance with Rule 12b-15 of the Exchange Act, this Amendment No. 1 on Form 10-K/A sets forth the complete text of Items 11 and 12 of Part III of the Registrant’s Form 10-K for the year ended December 31, 2007, as amended, and also includes new Rule 13a-14(a)/15d-14(a) and Section 1350 certifications as Exhibits 31(i), 31(ii), 32(i) and 32(ii).

This Amendment No. 1 on Form 10-K/A amends only the items of the Annual Report as specified above and amends those items solely to reflect the changes described above. Except for the number of common shares outstanding set forth on the cover page, this Amendment No. 1 on Form 10-K/A does not update the disclosures presented in the Annual Report as originally filed on April 14, 2008 and does not reflect events occurring after such date. This Amendment No. 1 on Form 10-K/A is effective for all purposes as of April 14, 2008.

PART III

ITEM 11.	EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS AND OFFICERS

The following table sets forth the compensation paid by the Company to its Chief Executive Officer and our other most highly compensated officers for the year ended December 31, 2007.

SUMMARY COMPENSATION TABLE

Name (a)	Year (b)	Salary (c)	Bonus (d)	Stock Awards (e)	Options Awards (f)	Non-Equity Incentive Plan Compensation (g)	Change in Pension Value & Non-qualified Deferred Compensation Earnings (h)	All Other Compensation (i)	Total (j)
Tim Hunt, Chairman & CEO	2007	-	-	-	-	-	-	-	-

Randal L. Hardy, President	2007	$80,769	-	-	$69,503	-	-	-	$150,272

Matt Hughes, COO & Executive Vice President	2007	$120,577	$15,000	$75,000	$17,178	-	-	-	$227,755

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options					Shares or Units of Stock Held That have not vested		Equity Incentive Plan Awards: Unearned Shares. Units, or Other Rights that have not vested
Name (a)	# Exercisable (b)	# Unexercisable (c)	Equity Incentive Plan Awards: Unearned Options # (d)	Option Exercise Price (e)	Option Expiration Date (f)	# (g)	Market Value (h)	# (i)	Market or Payout Value (j)
Tim Hunt, Chairman & CEO	250,000	-	-	0.25	03/26/11	-	-	-	-

Randal L. Hardy, President	40,000	-	-	0.20	07/31/11	-	-	-	-
	50,000	-	-	0.20	07/31/12	-	-	-	-
	10,000	-	-	0.34	07/31/10	-	-	-	-
	-	50,000(1)	-	0.38	07/31/13	-	-	-	-
	150,000	-	-	0.45	08/24/12	-	-	-	-
	50,000	-	-	0.63	11/02/11	-	-	-	-
	25,000	-	-	0.63	11/02/12	-	-	-	-
	-	25,000(2)	-	0.63	11/02/13	-	-	-	-

Matt Hughes, COO	50,000	-	-	0.25	12/15/11	-	-	-	-
	50,000	-	-	0.25	12/15/12	-	-	-	-
	-	50,000(3)	-	0.25	12/15/13	-	-	-	-
	50,000	-	-	0.45	02/01/13	-	-	-	-
	-	50,000(4)	-	0.45	09/01/13	-	-	-	-
	50,000	-	-	0.63	11/02/11	-	-	-	-

Danilo Silva, President, Cerro Cazador S.A.	50,000	-	-	0.30	07/31/11	-	-	-	-
	50,000	-	-	0.30	01/31/12	-	-	-	-
	50,000	-	-	0.60	01/31/13	-	-	-	-

(1) - Granted on April 11, 2006, vesting on August 1, 2008
(2) - Granted on November 3, 2006, vesting on November 3, 2008
(3) - Granted on December 16, 2005, vesting on December 15, 2008
(4) - Granted on September 1, 2007, vesting on September 1, 2008

Executive Compensation Agreements and Summary of Executive Compensation

Report on Executive Compensation:

During the year ended December 31, 2007, the Company’s Board of Directors was responsible for establishing compensation policy and administering the compensation programs of our executive officers. As Tim Hunt receives no compensation for his role as the chief executive officer and no other executive is a member of the Board, the Board believes it is appropriate for the entire Board to participate in the compensation discussions.

The amount of compensation paid by the Company to each of our officers and the terms of those persons’ employment is determined solely by the Board. The Board evaluates past performance and considers future incentive and retention in considering the appropriate compensation for the Company’s officers. The Company believes that the compensation paid to the Company’s directors and officers is fair to the Company.

Our Board believes that the use of direct stock awards is at times appropriate for employees, and in the future intends to use direct stock awards to reward outstanding service or to attract and retain individuals with exceptional talent and credentials. The use of stock options and other awards is intended to strengthen the alignment of interests of executive officers and other key employees with those of our stockholders.

Executive Compensation Agreements:

We are not party to any employment contracts with any executive officer. Further, there are no service contracts of any officer of the Company and there is no arrangement or agreement made or proposed to be made between the Company and any of its named executive officers pursuant to which a payment or other benefit is to be made or given by way of compensation in the event of that officer’s resignation, retirement or other termination of employment, or in the event of a change of control of the Company or a change in the named executive officer’s responsibilities following such change in control. None of the Named Executive Officers, or our directors or officers exercised any options in respect of our common shares during the most recently completed financial year.

DIRECTOR COMPENSATION

Upon appointment to the board of directors each director is granted an option to purchase 150,000 shares of the Company’s common stock at the prevailing market price on the date of appointment. During the year ended December 31, 2007 Msrs. Mastor, Hardy and Lipsker were each granted a fully vested stock option to purchase 150,000 shares of common stock at market value on date their appointments. Mr. Lipsker was granted options to purchase an additional 100,000 shares as consideration for his appointment as the vice chairman of the board. No annual compensation is paid to our directors.

Retirement, Resignation or Termination Plans

We sponsor no plan, whether written or verbal, that would provide compensation or benefits of any type to an executive upon retirement, or any plan that would provide payment for retirement, resignation, or termination as a result of a change in control of our Company or as a result of a change in the responsibilities of an executive following a change in control of our Company.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of December 31, 2007 regarding any person known to the Company to be the beneficial owner of more than five percent of any class of the Company’s voting securities.

Security Ownership of  Certain Beneficial Owners

The following table sets forth information as of December 31, 2007, regarding any person known to the Company to be the beneficial owner of more than five percent of any class of the Company’s voting securities. At such date, the number of issued and outstanding shares of common stock of the Company was 33,016,285 and there were an additional 33,332,192 shares that could potentially be issued within the next sixty days upon the exercise of vested stock options and warrants and the conversion of a convertible promissory note.

Name of Person or Group	Amount and Nature of Beneficial Ownership (all direct unless otherwise noted)	Percent of Class
Hunt Family Limited Partnership 1611 N. Molter Road, Ste 201 Liberty Lake, WA 99019	54,822,467 (1)	82.63%

1.
Includes 23,525,275 shares owned through the Hunt Family Limited Partnership (HFLP), 15,648,596 shares that could be issued upon the conversion of a convertible promissory note to HFLP (including accrued interest) and the exercise of 15,648,596 common stock purchase warrants that could be issued and exercised within the next sixty days upon conversion of a convertible promissory note to HFLP (including accrued interest). Tim Hunt and his spouse Resa Hunt personally exercise control powers over HFLP.

Security Ownership of Management

The following table sets out as of  December 31, 2007, the names and shareholdings of each director and executive officer of the Company, and the shareholdings of all directors and executive officers as a group. At such date, the number of issued and outstanding shares of common stock of the Company was 33,016,285 and there were an additional 17,079,600 shares that could potentially be issued within the next sixty days upon the exercise of vested stock options and warrants and the conversion of a convertible promissory note.

Name of Person or Group	Amount and Nature of Beneficial Ownership (all direct unless otherwise noted)		Percent of Class
Tim Hunt – Chairman, Chief Executive Officer & Director (1) 1611 N. Molter Road, Ste 201 Liberty Lake, WA 99019	29,200,800		59.52	%(8)

William R. Green – Director(2) 1611 N. Molter Road, Ste 201 Liberty Lake, WA 99019	1,046,000		3.15	%(8)

Gregory B. Lipsker – Director(3) 1611 N. Molter Road, Ste 201 Liberty Lake, WA 99019	730,000		2.19	%(8)

Randal L. Hardy – Director(4) 1611 N. Molter Road, Ste 201 Liberty Lake, WA 99019	400,000		1.20	%(8)

Eberhard A. Schmidt – Director(2) 1611 N. Molter Road, Ste 201 Liberty Lake, WA 99019	155,000		0.47	%(8)

Alastair H. Summers – Director(2) 1611 N. Molter Road, Ste 201 Liberty Lake, WA 99019	150,000		0.45	%(8)

Michael Mastor(2) 1611 N. Molter Road, Ste 201 Liberty Lake, WA 99019	150,000		0.45	%(8)

Matthew Hughes – EVP & COO(5) 1611 N. Molter Road, Ste 201 Liberty Lake, WA 99019	315,000		0.95	%(8)

Bryn Harman – Chief Financial Officer(6) 1611 N. Molter Road, Ste 201 Liberty Lake, WA 99019	60,000		0.18	%(8)

Danilo Silva – President of Cerro Cazador, S.A.(7) 1611 N. Molter Road, Ste 201 Liberty Lake, WA 99019	100,000		0.30	%(8)

Total Management Group	59,278,442	*	64.49	%(9)
*All executive officers and directors as a group (10 persons)
________________________________________
(1)
Includes 508,700 shares owned jointly owned with Resa Hunt, Tim Hunt’s wife, 291,275 shares owned directly by Tim Hunt and 250,000 shares that could be issued upon exercise of options within 60 days, 153,000 shares that could be issued through warrant conversion from a prior private equity sale, 12,106,225 shares owned through the Hunt Family Limited Partnership (HFLP), 7,945,800 shares that could be issued upon the conversion of a convertible promissory note to HFLP (including accrued interest) and the exercise of 7,945,800 common stock purchase warrants that could be issued and exercised within the next sixty days upon conversion of a convertible promissory note to HFLP (including accrued interest) . These figures reflect Tim and Resa Hunt’s 51% ownership in HFLP.

(2)	includes 150,000 shares that could be issued upon exercise of options within 60 days.
(3)	includes 250,000 shares that could be issued upon exercise of options within 60 6ays.
(4)	includes 325,000 shares that could be issued upon exercise of options within 60 days.
(5)	includes 150,000 shares that could be issued upon exercise of options within 60 days.

(6)	includes 60,000 shares that could be issued upon exercise of options within 60 days.
(7)	includes 100,000 shares that could be issued upon exercise of options within 60 days.
(8)	percentage calculations noted above assume that only specified individual exercised its options and/or warrants.
(9)	percentage calculation is based upon assumption that all executive officers and directors exercised options and/or warrants and convert outstanding convertible notes.
There are no arrangements known to the Company, the operation of which may at a subsequent time result in the change of control of the Company.

ITEM 15.	EXHIBITS

(a) The following documents are filed as part of the report:

Exhibits required by Item 601 (1)

(3)(i)	Articles of Incorporation (2)
(3)(ii)	Bylaws (2)
(10)	Material contracts (2).
(13)	Annual or quarterly reports, Form 10-Q(2)
(14)	Code of Ethics (2)
(14.1)	Code of Business Conduct and Ethics
(14.2)	Code of Ethics for President, CEO and Senior Financial Officers
(14.3)	Code of Ethics Financial Reporting Officers
(21)	Subsidiaries of the registrant
(31)	Rule 13a-14(a)/15d-14(a) Certifications
(31)(i)	Certification of Tim Hunt
(31)(ii)	Certification of Bryn Harman
(32)	Section 1350 Certifications
(32)(i)	Certification of Tim Hunt
(32(ii)	Certification of Bryn Harman
___________________________
(1)	Omitted Exhibits are not applicable
(2)	Incorporated by reference to previous filing

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUNTMOUNTAIN RESOURCES

By:	/s/ Tim Hunt
Tim Hunt, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Bryn Harman
Bryn Harman, Chief Financial Officer
(Principal Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Tim Hunt	6/4/08
TIM HUNT	Date
Director

/s/ William R. Green	6/4/08
WILLIAM R. GREEN	Date
Director

/s/ Eberhard Schmidt	6/4/08
Eberhard Schmidt	Date
Director

/s/ Alastair Summers	6/4/08
ALASTAIR SUMMERS	Date
Director

/s/ Gregory B. Lipsker	6/4/08
GREGORY B. LIPSKER	Date
Director

/s/ Michael Mastor	6/4/08
MICHAEL MASTOR	Date
Director

/s/ Randal Hardy	6/4/08
RANDAL HARDY	Date
Director