Form 10-Q
period 2008-06-30
HuntMountain Resources
filed 2008-08-14
CIK 65224

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2008.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 From ________________ to ________________

HuntMountain Resources Ltd.
(Exact name of registrant as specified in its charter)

Washington	001-01428	68-0612191
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

1611 N. Molter Road, Ste. 201 Liberty Lake, Washington	99019
(Address of principal executive offices)	(Zip Code)

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
Yes ☒ No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.
See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company	Smaller reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date   53,746,605

SEC 2334 (10-04)	Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

HUNTMOUNTAIN RESOURCES LTD.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

PART I

Item 1.   Financial Information

HuntMountain Resources Ltd. and Subsidiaries
(A Development Stage Enterprise)

Consolidated Balance Sheets

	June 30, 2008	December 31, 2007

	(unaudited)
Assets

CURRENT ASSETS:
Cash and cash equivalents:
Cash	$409,802	$273,020
Short term cash investments - domestic	4,334	12,909
Short-term cash investments - Argentina	961,251	367,375
Total cash and cash equivalents	1,375,388	653,304

Receivables	10,791	44,706
Prepaid expenses	62,540	72,612
Total current assets	1,448,719	770,621

EQUIPMENT:
Office equipment and vehicle	38,187	11,216
Equipment in Argentina	125,768	-
Less accumulated depreciation	22,508	7,014
	141,446	4,203

OTHER ASSETS:
Receivable - V.A. tax, Argentina	701,929	190,719
Land - La Josefina Estancia	710,000	710,000
Performance bond	197,401	214,762
Property option and deposits	341,500	206,500
Investments	7,331	7,331
	1,958,161	1,329,312

Total assets	$3,548,326	$2,104,136

Liabilities and Stockholders’ Equity

CURRENT LIABILITIES:
Trade accounts payable	$774,651	$380,118
Accrued wages and related taxes	114,180	120,202

Short term note payable	3,525,000	3,747,000
Debt discount:	(1,511,480)	(2,664,606)
Net short term note payable	2,013,520	1,082,394

Accrued interest on note payable	58,714	165,149
Total current liabilities	2,961,066	1,747,864

STOCKHOLDERS’ EQUITY:
Preferred stock – 10,000,000 shares, $0.001 par value, authorized; -0- shares issued and outstanding	-	-
Common stock – 300,000,000 shares, $0.001 par value, authorized; 53,746,605 and 33,016,285 shares issued and outstanding, respectively	37,732	32,491
Additional paid-in capital	36,640,897	12,081,316
Retained earnings - prior to development stage	90,527	90,527
Deficit accumulated during the development stage	(36,037,913)	(11,794,981)
Accumulated other comprehensive income (loss)	(143,984)	(53,081)
Total stockholders’ equity	587,260	356,272

Total liabilities and stockholders’ equity	$3,548,326	$2,104,136

The accompanying condensed notes are an integral part of these consolidated financial statements.

HuntMountain Resources Ltd. and Subsidiaries
(A Development Stage Enterprise)

Consolidated Statements of Income

					From Inception
					of Development Stage
	Three months ended June 30,		Six months ended June 30,		July 1, 2005 through
	2008	2007	2008	2007	June 30, 2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)

INCOME:
Dividend and interest income	$1,965	$533	$4,000	$798	$76,282

EXPENSES:
Professional fees	261,848	43,367	427,072	79,813	1,113,882
Marketing	14,154	20,849	20,653	30,150	197,364
Exploration expenses	1,435,152	264,632	2,263,565	663,644	4,379,967
Travel expenses	69,210	34,509	133,059	52,125	410,836
Administrative and office expenses	125,271	20,323	178,161	37,967	538,407
Payroll expenses	228,138	132,837	418,288	257,600	1,335,303
Stock compensation expense	54,000	-	106,500	-	305,100
Comon stock and options issued for services	75,000	-	75,000	9,000	428,250
Interest expense and bank charges	92,550	28,219	233,788	42,360	426,705
Financing charge	12,244,341	-	16,474,287	-	21,729,936
Amortization of debt discount	2,254,073	-	3,895,284	-	5,222,901
Depreciation expense	12,819	935	15,133	1,869	22,146
	16,866,555	545,671	24,240,791	1,174,528	36,110,797

LOSS BEFORE OTHER INCOME	(16,864,590)	(545,138)	(24,236,790)	(1,173,730)	(36,034,514)

NET OTHER INCOME/LOSS:	(6,941)	-	(6,141)	-	(3,398)

LOSS BEFORE INCOME TAXES:	(16,871,531)	(545,138)	(24,242,932)	(1,173,730)	(36,037,913)
Income taxes:	-	-	-	-	-

NET LOSS	$(16,871,531)	$(545,138)	$(24,242,932)	$(1,173,730)	$(36,037,913)

BASIC AND DILUTED LOSS PER SHARE, based on weighted-average shares outstanding	53,322,212	32,266,285	41,867,969	32,266,285

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING, BASIC AND DILUTED	$(0.32)	$(0.02)	$(0.58)	$(0.04)

The accompanying condensed notes are an integral part of these consolidated financial statements.

HuntMountain Resources Ltd. and Subsidiaries
(A Development Stage Enterprise)

Consolidated Statements of Cash Flows

			From Inception
	Six months ended		of Development Stage
	June 30,		July 1, 2005 through
	2008	2007	June 30, 2008
	(unaudited)	(unaudited)	(unaudited)

Increase (Decrease) in Cash and Cash Equivalents

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(24,242,932)	$(1,173,730)	$(36,037,913)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	15,133	1,869	22,146
Stock option compensation expense	106,500	-	305,100
Common stock and options issued for services	75,000	9,000	428,250
Financing charge	16,474,287	-	21,729,936
Amortization of debt discount	3,895,284	-	5,222,901
Gain on sale of precious metal investments	-	-	(15,194)
Increase in long term receivable - V.A. tax	(511,210)	-	(701,929)
Increase in employee receivable	(5,187)	-	(7,302)
Increase in accounts receivable	39,125	-	(1,497)
(Increase) decrease in prepaid expenses	10,072	10,192	(62,540)
Increase in accounts payable	394,534	-	730,526
Increase in accrued liabilities	(6,022)	19,733	145,305
Net cash used in operating activities	(3,755,416)	(1,132,936)	(8,242,210)

CASH FLOWS FROM INVESTING ACTIVITIES:
Land purchases	-	-	(710,000)
Accrued interest income	(23)	-	(1,992)
Purchase of performance bond	-	(233,709)	(247,486)
Property deposits	(135,000)	-	(271,500)
Property purchase option	-	-	(70,000)
Sale of precious metal investments	-	-	28,913
Acquisition of equipment	(152,738)	-	(163,954)
Net cash used in investing activities	(287,761)	(233,709)	(1,436,019)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from convertible note financing	(222,000)	1,107,000	3,525,000
Decrease (increase) in debt discount	1,153,126	-	(1,511,480)
Decrease in accrued interest payable	(106,435)	-	58,714
Net cash from financing activities	4,838,442	1,107,000	10,033,461

Effect of currency translation on cash	(73,181)	-	(87,765)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	722,084	(259,645)	267,467

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR/PERIOD	653,304	297,191	1,107,921

CASH AND CASH EQUIVALENTS, END OF YEAR/PERIOD	$1,375,388	$37,546	$1,375,388

Supplemental Disclosures of Cash Flow Information:

Income taxes, paid net of refunds:	-	-	-
Interest paid:	-	-	-

The accompanying condensed notes are an integral part of these consolidated financial statements.

HuntMountain Resources Ltd. And Subsidiaries
Condensed Notes to Consolidated Financial Statements (unaudited)

Note 1: Basis of Presentation

The Company, a Washington corporation, was formed in 2005.  Metaline Mining and Leasing Company, a Washington corporation since 1927, merged with and into the Company in August 2005.  The Company’s business plan is to acquire interests in exploration properties in North and South America.  As of the end of 2007, the Company had acquired one exploration property in Nevada, seven properties in the province of Santa Cruz in Argentina, and two properties in Quebec.  In addition, the Company is in the process of finalizing an agreement to acquire an exploration property near Chinipas, Chihuahua, Mexico. The Company continues to actively evaluate additional properties in North and South America.

The unaudited financial statements have been prepared by management of the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such SEC rules and regulations.  These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, which was filed with the SEC on April 14, 2008.  In the opinion of management of the Company, the foregoing statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 2008 and its results of operations and cash flows for the three and six month periods ended June 30, 2008 and June 30, 2007.  The interim results reflected in the foregoing financial statements are not considered indicative of the results expected for the full fiscal year.

The accompanying consolidated financial statements include the accounts of HuntMountain Resources Ltd. (HMR), a Washington corporation, its wholly-owned Canadian subsidiary HuntMountain Resources LTD (HMR LTD), HMR’s wholly owned Mexican subsidiary Cerro Cazador Mexico S.A. De C.V. (CCM), HMR’s wholly-owned subsidiary HuntMountain Investments, LLC (HMI), and Cerro Cazador S.A. (CCSA), an Argentine subsidiary 95% owned by HMR and 5% owned by HMI.

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

Note 2: Summary of Significant Accounting Policies

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

Accounts Receivable

The Company carries its accounts receivable at net realizable value. On a periodic basis, the Company evaluates its accounts receivable and determines if an allowance for doubtful accounts is necessary, based on a history of past write-offs and collections and current credit conditions. At June 30, 2008, and December 31, 2007, the Company’s accounts receivable balance includes an allowance for doubtful accounts of $0.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly and majority-owned subsidiaries after elimination of intercompany accounts and transactions. The wholly and majority-owned subsidiaries of the Company are named above in Note 1 – Basis of Presentation.

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

At this time, the Company holds securities classified as available for sale.  See “Note 6 - Investments” for further details. Investments in coins (gold Krugerrands and silver rounds) were liquidated during 2006.

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

Earnings Per Share

The Company has adopted Statement of Financial Accounting Standards No. 128, which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. Although there were common stock equivalents outstanding on June 30, 2008, they were not included in the calculation of earnings per share because they would have been considered anti-dilutive.

Basic earnings per share are computed using the weighted average number of shares outstanding during the years (53,322,212 in the second quarter of 2008 and 32,266,285 in the second quarter of 2007).

As of June 30, 2008, the Company had outstanding options, warrants and convertible debt for a total of 24,127,056 additional shares which were considered anti-dilutive.

Deferred Income Tax

Deferred income tax is provided for differences between the bases of assets and liabilities for financial and income tax reporting.  A deferred tax asset, subject to a valuation allowance, is recognized for estimated future tax benefits of tax-basis operating losses being carried forward.

Fair Value of Financial Instruments

Our financial instruments as defined by Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments,” include cash, short term investments, a performance bond and accrued liabilities. All instruments except the performance bond are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at June 30, 2008 and December 31, 2007. The performance bond was marked to market on June 30, 2008 and December 31, 2007.

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

Recent Accounting Pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160 ("SFAS 160"), Noncontrolling interests in Consolidated Financial Statements, which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. Management has not determined yet the effect that adoption of SFAS 160 may have on our results of operations or financial position.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R ("SFAS 141R"), Business Combinations, which establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, goodwill acquired in the business combination, or a gain from a bargain purchase. SFAS 141R is effective for financial statements issued for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Management has not determined yet the effect that adoption of SFAS 141R may have on our results of operations or financial position.

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
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, which permits entities to choose to measure many financial assets and financial liabilities at fair value.  Unrealized gains on items for which the fair value option has been elected are to be reported in earnings.  SFAS 159 will become effective as of the beginning of the first fiscal year that begins after November 15, 2007.  As such, the Company adopted SFAS 159 effective January 1, 2008.  However, the Company has not elected the fair value option for any financial instruments, and adoption has not impacted the Company’s financial statements.

Fair Value Measurements

Effective January 1, 2008, the Company adopted Financial Accounting Standards Board (FASB) SFAS No. 157, Fair Value Measurements (SFAS 157). The provisions of SFAS 157 are applicable to all of the Company’s assets and liabilities that are measured and recorded at fair value. SFAS 157 establishes a new framework for measuring fair value and expands related disclosures. SFAS 157 defines fair value as the price that would be received for an asset or the exit price that would be paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants. SFAS 157 establishes a fair value hierarchy that gives the highest priority to observable inputs and the lowest priority to unobservable inputs. The three levels of the fair value hierarchy defined by SFAS 157 are described below.

Level 1:

 Quoted prices are available in active markets for identical assets or liabilities. Active markets are those in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:

 Pricing inputs are other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors, and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace.

Level 3:

 Pricing inputs include significant inputs that are generally unobservable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value. Level 3 instruments include those that may be more structured or otherwise tailored to the Company’s needs.

As required by SFAS No. 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

The following table discloses by level within the fair value hierarchy the Company’s assets and liabilities measured and reported on the Consolidated Balance Sheets as of June 30, 2008, at fair value on a recurring basis:

	Total	Level I	Level II	Level III
Assets:
Performance bond	$197,401	$197,401	$0	$0
Total:	$197,401	$197,401	$0	$0

The performance bond, required to secure the Company’s rights to explore the La Josefina property, is a step-up coupon US dollar bond issued by the Government of Argentina with a face value of $600,000. The bond was originally purchased for $251,613 and had a value of $214,762 at December 31, 2007. As of the quarter ended June 30, 2008, the value of the bond decreased further to $197,401.

Concentration of Credit Risk

The Company maintains its cash and cash equivalents in multiple financial institutions.  Balances in the United States are insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000 per institution.  Balances on deposit may occasionally exceed FDIC insured amounts. All of the Company’s cash in U.S. bank accounts was FDIC insured at December 31, 2007. The Company also maintains cash in an Argentine bank. The Argentine accounts, which had a U.S. dollar balance of $284,835 at June 30, 2008, are considered uninsured.

Beneficial Conversion Feature of Convertible Notes

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

In March 2008 the Company received an additional $500,000 advance from HFLP pursuant to the identical terms of the October Note.  Because, at or prior to receipt of the advance, HFLP management had notified the Company that it would convert all balances of principal and interest of the October Note into units as outlined above, the Company and HFLP agreed that the $500,000 advance in March 2008 would be deemed an advance under the October Note. This advance created an event of default under the terms of the note; however, HFLP waived the default and interest penalties stated in the default provision of the October Note.

In April of 2008 holders of the October Note converted into units, at the conversion price of $0.25 per share outstanding principal of $4,747,000, plus accrued interest of $313,014, of the October Note.  As a result the Company issued a total of 20,240,056 shares and 20,240,056 warrants.

During the second quarter the Company drew an additional $3,025,000 on the October Note, resulting in a balance of $3,525,000 at June 30, 2008.

In accordance with EITF 00-27, the Company recognized the beneficial conversion feature associated with the October Note’s convertibility into shares and warrants. The total value of warrants was determined using the Black Scholes option pricing model. In employing this model, the Company used the actual three month T-Bill rate on the advance dates for the risk-free rate. Similarly, the actual share price on advance dates was used in the calculation.  The Company assumed expected volatility of 83%, no dividends and a five year horizon in all Black Scholes option pricing calculations. In the second quarter of 2008, the total value of warrants from issuances of the October Note was $7,005,000 and the total value of shares was $6,158,000.

Note 4: Stock option plan

The Company’s 2005 Stock Plan permits the granting of up to 3,000,000 non-qualified stock options, incentive stock options, and restricted shares of common stock to employees, directors, and consultants.  At June 30, 2008, there were 2,575,000 stock options granted to directors, employees, and consultants, of which 2,190,000 were vested as of June 30, 2008.  The fair value of each option is estimated on the vesting date using the Black-Scholes option pricing  model.

There were 200,000 options that vested during the quarter ended June 30, 2008; therefore, the Company’s total stock option expense for the quarter was $129,000.  Expenses for the remaining options will be recorded as they vest in the remainder of 2008.

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

	Three month periods ended
	June 30,2008	June 30, 2008
Weighted average risk free rate:	1.86%	4.92%
Weighted average volatility:	82.8%	75%
Expected dividend yield:	0%	0%
Weighted average life (years):	5.0%	2.0%

 The following table summarizes the terms of the options outstanding at June 30, 2008:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number of Exercisable Options at June 30, 2008
	90,000	$0.20	3.64	90,000
	700,000	$0.25	3.07	650,000
	100,000	$0.30	3.34	100,000
	10,000	$0.34	2.08	10,000
	10,000	$0.37	1.76	10,000
	320,000	$0.38	4.58	210,000
	50,000	$0.40	5.00	0
	650,000	$0.45	4.05	600,000
	5,000	$0.55	3.01	5,000
	55,000	$0.60	4.49	55,000
	200,000	$0.63	3.68	175,000
	385,000	$0.76	4.90	285,000
TOTALS	2,575,000	$0.43	3.92	2,190,000

Note 5: Performance bond

During the quarter ended March 31, 2007, the Company's wholly-owned subsidiary, Cerro Cazador S.A., was required to purchase a performance bond as a condition of the exploration agreement on the La Josefina property in Argentina.  The bond was originally purchased for $251,613 and had a value of $214,762 at December 31, 2007. As of the quarter ended June 30, 2008, the value of the bond decreased further to $197,401.  The decline in value is presented on our balance sheet as Other Comprehensive Loss. The bond has a face value of $600,000, or 10% of our required investment under the terms of the agreement.

Note 6: Investments

The Company holds an interest in two units of Pondera Partners, Ltd., a producing oil project located in Teton County, Montana. This investment was valued at cost on the Company’s balance sheet at $7,331 on June 30, 2008.

Note 7: Subsequent events

Subsequent to June 30, 2008 the Company drew an additional $1,475,000 from the October Note.

On July 30, 2008, holders of the October Note converted the entire $5,000,000 balance owing on the October Note into units of common shares and warrants of the Company. As a result, the company issued 20,000,000 shares and 20,000,000 warrants with a $0.40 exercise price and five year expiration.

On July 31, 2008 the Company drew an additional $500,000 on the October note and, on the same day, holders of the note converted the $500,000 balance, plus  accrued interest owing totaling $95,548, into units of common stock and warrants. This resulted in the issuance of 2,394,192 common shares and 2,394,192 warrants with a $0.40 exercise price and a five year expiration.

On July 30, 2008 the Company acquired a drilling rig and related equipment for $260,693, using cash on hand and the financing mentioned above to facilitate the purchase. The Company intends to use this equipment to explore the Argentine properties in 2009.

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

Results of Operations

Three month period ended June 30, 2008 compared to June 30, 2007

We had no revenues from operations during the recently completed quarter. Our only income has been derived from interest and dividends on our cash and cash investments. Interest and dividend income for the three-month period ended June 30, 2008 increased to $1,965 from $533 for the same period ended June 30, 2007. This increase was due to the receipt of a dividend payment during the quarter ended June 30, 2008. In the quarter ended June 30, 2007 the Company did not receive a similar dividend payment.

We had a net loss of $16,871,531 during the three-month period ended June 30, 2008.  This compares to a net loss of $545,138 during the three-month period ended June 30, 2007. The increase in our net loss was due to beneficial conversion feature accounting for the Company’s convertible notes, significantly higher exploration expenditures, higher professional fees, higher payroll expenses and higher interest expense associated with the company’s convertible notes. Exploration expenses, professional fees and payroll expenses were significantly higher in the second quarter of 2008 relative to the second quarter of 2007 due to our drilling campaign on the La Josefina property.

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

Working Capital, Cash and Cash Equivalents

The Company’s working capital deficit for the three month period ending June 30, 2008 was $(1,512,347) compared to $(977,243) during that same period in 2007. The ratio of current assets to current liabilities was 0.48 to 1 at June 30, 2008 compared to 0.44 to 1 at June 30, 2007. Working capital decreased during the three month period ended June 30, 2008 compared to the same period in 2007 due to the Company’s increased exploration activity and the Company’s short-term convertible debt financing incurred in 2007 and 2008.

Net cash used in operating activities was $3,755,416 for the three month period in 2008 compared with $1,132,936 used in operating activities in the same period during 2007.  The increase is the result of the increased net loss from operations.

During the period ending June 30, 2008, investing activities used $287,761 compared with $233,709 during that same period in 2007.

Cash flow from financing activities was $4,838,442 during the three month period ended June 30, 2008 compared to $1,107,000 during that same period in 2007. The increase is primarily the result of the Company’s convertible debt financing.

As a result, cash and cash equivalents increased by $722,084 during the three month period ended June 30, 2008. This compares to a decrease in cash and cash equivalents of $259,645 in the three month period ended June 30, 2007. The Company has cash and cash equivalents of $1,375,388 as of June 30, 2008. It will be necessary for the Company to raise additional capital to continue the Company's business activities during the second half of 2008.

Trade account payables increased to $774,651 from $380,118 on December 31, 2007 as a result of increased exploration activity in Argentina.

It is anticipated that expenditures will continue to increase as we move forward with our exploration programs on our current properties and seek additional opportunities with other properties.  We have sufficient resources, including a convertible note due to Hunt Family Limited Partnership, an entity controlled by the Company’s Chairman and CEO, to meet our current and anticipated financial obligations. The Company continues to explore financing opportunities in the Canadian capital markets.

Item 3. Controls and Procedures

Tim Hunt, the Company’s President and CEO, and Bryn Harman, the Company’s Chief Financial Officer, have evaluated the Company’s disclosure controls and procedures as of June 30, 2008. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2008 to give reasonable assurance that the information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is also accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

During the quarter ended June 30, 2008 there were no changes in the Company’s internal controls or, to the knowledge of the management of the Company, any other changes that materially affect, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None

ITEM 1A.	RISK FACTORS

There are no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ending December 31, 2007.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the Quarter ended June 30, 2008 the Company issued 20,240,056 units of Common Stock to partners of Hunt Family Limited Partnership. Each unit consisted of one common share and one common stock purchase warrant, pursuant to the conversion of a convertible note. The warrants issued have a $0.40 per share exercise price and an expiration date of five years from the date of issuance. The private placement was made pursuant to section 4(2) and Regulation D Rule 506 exemptions from registration under the Act.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 5.	OTHER INFORMATION

As previously reported on Form 8-K, the chief financial officer of the Company concluded that our previously reported consolidated financial statements included in our quarterly reports for the periods listed below should no longer be relied upon:

•	Our quarterly report for the period ended March 31, 2007 filed with the Securities and Exchange Commission ("SEC") on May 15, 2007.

•	Our quarterly report for the period ended June 30, 2007 filed with the SEC on August 14, 2007.

•	Our quarterly report for the period ended September 30, 2007 filed with the SEC on December 11, 2007.

In the review, it was determined that the above-referenced reports contained errors relating to the accounting for the beneficial conversion feature of convertible notes which will result in a restatement of the above-mentioned reports. The comparative amounts reported in this Form 10-Q for the periods ended June 30, 2007 have not been restated.

Management is in the process of preparing filings to remedy these errors. Until we have reissued the restated results for the applicable periods discussed above, investors and other users of our filings with the SEC are cautioned not to rely on our financial statements in question, to the extent that they are affected by the accounting issues described above.

Item 6.	Exhibits

31.1--Certification required by Rule 13a-14(a) or Rule 15d-14(a). Tim Hunt
31.2--Certification required by Rule 13a-14(a) or Rule 15d-14(a). Bryn Harman
32.1--Certification required by Rule 13a-14(a) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, Tim Hunt
32.2--Certification required by Rule 13a-14(a) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, Bryn Harman

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUNTMOUNTAIN RESOURCES LTD.

BY:	/s/ Tim Hunt	DATE: August 14, 2008
TIM HUNT, CHAIRMAN, PRESIDENT & CHIEF EXECUTIVE OFFICER

BY:	/s/ Bryn Harman	DATE: August 14, 2008
BRYN HARMAN, CHIEF FINANCIAL OFFICER