Form 10-Q/A
period 2007-03-31
HuntMountain Resources
filed 2008-10-07
CIK 65224

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

Amendment #1

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

HuntMountain Resources Ltd.
(Exact name of registrant as specified in its charter)

Washington	001-01428	68-0612191
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

1611 N. Molter Road, Ste. 201
Liberty Lake, Washington	99019
(Address of principal executive offices)	(Zip Code)

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

See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date 76,251,362 as of  October 7, 2008.

EXPLANATORY NOTE

This Amendment #1 on Form 10-Q/A amends and restates items identified below with respect to the Form 10-QSB filed by HuntMountain Resources Ltd. (the “Company”) for the period ended March 31, 2007 with the Securities and Exchange Commission (the “SEC”) on May 15, 2007 (the “Original Filing”). The purpose of this amendment is to amend and restate the previously issued financial statements included in the Original Filing for the reasons described in Notes 4 and 6 to the financial statements included in Item 1 (Financial Statements) included herein. Other than as set forth below, the items of the Original Filing continue to speak as of the date of the original filing date thereof, and the disclosure relating to such items is not being updated.

We would encourage any user of this filing to review our current filings for the most accurate current information. This Amendment is being filed as a corrected historical document.

This Amendment amends and restates the information in Item 1 (Financial Statements) and Item 2 (Management’s Discussion and Analysis) of the Original Filing. This Amendment continues to describe conditions as of the date of the Original Filing, and the disclosures contained herein have not been updated to reflect events, results or developments that have occurred after the date of the Original Filing, or to modify or update those disclosures affected by subsequent events. Among other things, forward-looking statements made in the Original Filing have not been revised to reflect events, results or developments that have occurred or facts that have become known to us after the date of the Original Filing, and such forward-looking statements should be read in their historical context. This Amendment should be read in conjunction with the Company’s filings made with the SEC subsequent to the Original Filing, including any amendments to those filings.

Restatement of previously issued financial statements to correct a material misstatement is an indicator of a material weakness in internal control over financial reporting.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The Company did not have sufficient qualified personnel with an adequate understanding of generally accepted accounting principles and experience in the application of such principles to complex financing transactions, which led to a material misstatement of the Company’s interim financial statements for the quarters ended March 31, June 30, and September 30, 2007.  Management has determined that this is a material weakness in internal control over financial reporting as of March 31, June 30, and September 30, 2007, remedied by the hiring of the Company’s Chief Financial Officer in November, 2007.

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HuntMountain Resources Ltd. and Subsidiaries
(An Exploration Stage Enterprise)

Consolidated Balance Sheet	March 31, 2007 (Unaudited)

Assets

CURRENT ASSETS:
Cash and Cash Equivalent:
Cash		$251,856
Prepaid Expenses		14,030
Total Current Assets		265,886

EQUIPMENT:
Office Equipment	$11,216
Less Accumulated Depreciation	4,209
Total Office Equipment		7,007

OTHER ASSETS:
Investments	7,331
Bonds for Argentina Property Bid	251,613
Property Purchase Option	70,000
Total Other Assets		328,944

TOTAL ASSETS		$601,837

Liabilities and Stockholders’ Equity (Deficit)

CURRENT LIABILITIES:
Trade Accounts Payable		$36,566
Accrued Wages and Related Taxes		23,666
Short-term Note Payable - Related Party, net of debt discount		253,107
Accrued Interest Payable - Related Party		14,140
Total Current Liabilities		327,479

STOCKHOLDERS’ EQUITY (DEFICIT):
Common Stock – 300,000,000 Shares, $0.001 Par Value, Authorized;32,266,285 Shares Issued and Outstanding	$32,266
Preferred Stock – 10,000,000 Shares, $0.001 Par Value, Authorized;-0- Shares Issued and Outstanding	-
Additional Paid-In Capital	3,286,308
Retained Earnings	90,527
Deficit Accumulated During the Development Stage	(3,128,972)
Accumulated Other Comprehensive Loss	(5,772)
Total Stockholders’ Equity (Deficit)		274,358

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$601,837

See accompanying condensed notes to consolidated interim financial statements.

HuntMountain Resources Ltd. and Subsidiaries
(An Exploration Stage Enterprise)

Consolidated Statements of Income

	Three Months Ended March 31,		From Inception of Development Stage July 1, 2005 through
	2007	2006	March 31, 2007
	(Unaudited)	(Unaudited)	(Unaudited)

INCOME:
Dividend and Interest Income	$265	$6,227	$65,500

EXPENSES:
Professional Fees	36,446	15,985	133,711
Marketing	9,300	2,265	116,267
Exploration Expenses	399,013	71,786	1,514,475
Travel Expenses	17,617	12,998	113,159
Administrative and Office Expenses	17,643	23,400	176,538
Payroll Expenses	124,763	63,430	523,799
Stock Option Compensation Expense	-	-	71,000
Stock Options Issued for Services	9,000	132,000	230,750
Interest Expense	14,140	-	14,140
Depreciation Expense	935	351	4,210
Financing charge	39,176	-	39,176
Amortization of debt discount	259,670	-	259,670
Total Expenses	927,703	322,215	3,196,895

LOSS BEFORE OTHER INCOME	(927,438)	(315,988)	(3,131,395)

OTHER INCOME:
Income from Partnership Interest	-	-	2,423

NET LOSS	$(927,438)	$(315,988)	$(3,128,972)

BASIC LOSS PER SHARE, Based on Weighted-Average Shares Outstanding	$(0.03)	$(0.02)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING	32,266,285	16,500,000

See accompanying condensed notes to consolidated interim financial statements.

HuntMountain Resources Ltd. and Subsidiaries
(An Exploration Stage Enterprise)

Consolidated Statements of Cash Flows

	Three Months Ended March 31,		From Inception of Development Stage July 1, 2005 through
	2007	2006	March 31, 2007
	(Unaudited)	(Unaudited)	(Unaudited)

Increase (Decrease) in Cash and Cash Equivalents

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(927,438)	$(315,988)	$(3,128,972)
Adjustments to Reconcile Net Loss to Net Cash
Used in Operating Activities
Depreciation	935	351	4,209
Stock Option Compensation Expense	-	-	71,000
Common Stock Issued for Services	9,000	132,000	230,750
Financing charge	39,176	-	39,176
Amortization of debt discount	259,670	-	259,670
Gain on sale of precious metal investments	-	-	(15,194)
(Increase) Decrease in Prepaid Assets	4,595	3,656	(14,030)
Increase in Accrued Liabilities	13,340	15,802	61,372
Net Cash Used in Operating Activities	(600,722)	(164,178)	(2,492,018)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Equipment	-	-	(11,216)
Sale of Precious Metal Investments	-	-	28,913
Bonds for Argentina Property Bid	(251,613)	-	(251,613)
Property Purchase Option	-	-	(70,000)
Net Cash Used in Investing Activities	(251,613)	-	(303,916)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Sales of Common Stock	-	-	1,132,870
Proceeds from Note Payable - Related Party	807,000	-	807,000
Net Cash Provided by Financing	-	-	-
Activities	807,000	-	1,939,870

NET DECREASE IN CASH AND CASH EQUIVALENTS	(45,335)	(164,178)	(856,065)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	297,191	901,162	1,107,921

CASH AND CASH EQUIVALENTS, END OF PERIOD	$251,856	$736,984	$251,856

See accompanying condensed notes to consolidated interim financial statements.

HUNTMOUNTAIN RESOURCES, LTD.
CONDENSED NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

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

NOTE 2 - STOCK OPTION PLAN

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

NOTE 3 – WARRANTS OUTSTANDING

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

NOTE 4 – COMMITMENTS

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

In accordance with EITF 00-27, the Company recognized a beneficial conversion feature associated with the notes convertibility into shares and warrants. The total value of warrants was determined using the Black Scholes Option Price Calculation. In employing this model, the Company used the actual three month T-Bill rate on the advance dates for the risk-free rate. Similarly, the actual share price on advance dates was used in the calculation. The Company assumed expected volatility of 82%, no dividends and a two year horizon in all Black Scholes Option Price calculations. The total value of warrants was $532,052 and the total value of shares was $320,597 in the first quarter of 2007.

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

NOTE 5 - SUBSEQUENT EVENTS

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

NOTE 6 – CORRECTION OF AN ERROR

The Company has corrected its accounting treatment for certain non-cash adjustments primarily related to the calculation and recognition of debt discount, financing charges and amortization of debt discount in accordance with EITF 00-27 in connection with the debt incurred under the bridge financing (See Note 4).

The Company had not recognized any accounting treatment relating to debt discount, financing charges and debt discount amortization pursuant to EITF 00-27. This resulted in the Company understating net loss and overstating net convertible debt for the period ended March 31, 2007. The impact of the correction of the accounting treatment relating to EITF 00-27 is set forth in the following table:

	As Originally Reported	As Restated	Impact of the error Increase (Decrease)
Income Statement for the three month period ended March 31, 2007
Financing Charge	$-	$39,176	$39,176
Amortization of debt discount	-	259,670	259,670
Net loss	(628,592)	(927,438)	(298,846)
Basic and fully diluted loss per share	$(0.02)	$(0.03)	$(0.01)

Balance Sheet at March 31, 2007
Short-term Note Payable - Related Party, net of debt discount	$807,000	$253,107	$(553,893)
Total current liabilities	881,372	327,479	(553,893)
Additional paid-in capital	2,433,570	3,286,308	852,738
Deficit Accumulated During the Development Stage	(2,830,126)	(3,128,972)	(298,846)
Total Stockholders’ Equity (Deficit)	(279,535)	274,358	553,893

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

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

We had a net loss of $927,438 during the three-month period ended March 31, 2007.  This compares to net loss of $315,988 during the three-month period ended March 31, 2006. The increase in our net loss was due to the significantly increased level of exploration, the inclusion of debt discount amortization costs that began in the first three months of 2007 and increased payroll-related costs, partially offset by significantly lower stock option expenses for services by consultants.  For the quarter ended March 31, 2007, the Company incurred non-cash expenses for stock options granted to a consultant of $9,000 compared to a non-cash expense for stock options granted to our directors in the first quarter of 2006 of $132,000.   During this most recently completed quarter, the Company primarily focused its exploration expenditures on its El Gateado property in Argentina. This exploration included a drill program and the associated core processing.  Due to this exploration program, during the three-month period ended March 31, 2007 we had significantly higher exploration expenses than during the three-month period ended March 31, 2006.  In addition to exploration, expenses relating to professional fees to consultants and payroll were also higher during the quarter ended March 31, 2007 than during the quarter ended March 31, 2006, partially offset by lower stock option expenses for services by consultants.

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

HUNTMOUNTAIN RESOURCES

/s/ Tim Hunt

TIM HUNT, PRESIDENT, CEO AND CHAIRMAN

DATE:  October 7, 2008

HUNTMOUNTAIN RESOURCES

/s/ Bryn Harman

BRYN HARMAN, CHIEF FINANCIAL OFFICER

DATE: October 7, 2008