Form 10-Q/A
period 2007-06-30
HuntMountain Resources
filed 2008-11-03
CIK 65224

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

Amendment #1

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date 76,251,362 as of November 3, 2008.

EXPLANATORY NOTE

This Amendment #1 on Form 10-Q/A amends and restates items identified below with respect to the Form 10-Q filed by HuntMountain Resources Ltd. (the “Company”) for the period ended June 30, 2007 with the Securities and Exchange Commission (the “SEC”) on August 14, 2007 (the “Original Filing”). The purpose of this amendment is to amend and restate the previously issued financial statements included in the Original Filing for the reasons described in Notes 5 and 7 to the financial statements included in Item 1 (Financial Statements) included herein. Other than as set forth below, the items of the Original Filing continue to speak as of the date of the original filing date thereof, and the disclosure relating to such items is not being updated.

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

~ 2 ~

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HuntMountain Resources Ltd. and Subsidiaries
(An Exploration Stage Enterprise)

Consolidated Balance Sheet	June 30, 2007 (Unaudited)

Assets

CURRENT ASSETS:
Cash and Cash Equivalents:
Cash		$37,546
Prepaid Expenses		8,434
Total Current Assets		45,980

EQUIPMENT:
Office Equipment	$11,216
Less Accumulated Depreciation	5,144
Total Office Equipment		6,072

OTHER ASSETS:
Investments	7,331
Performance Bond	233,709
Property Purchase Option	70,000
Total Other Assets		311,040

TOTAL ASSETS		$363,092

Liabilities and Stockholders’ Equity (Deficit)

CURRENT LIABILITIES:
Trade Accounts Payable		$18,029
Accrued Wages and Related Taxes		20,376
Short-term Note Payable - Related Party, net of debt discount		923,926
Accrued Interest Payable - Related Party		42,360
Total Current Liabilities		1,004,691

STOCKHOLDERS’ EQUITY (DEFICIT):
Common Stock – 300,000,000 Shares, $0.001 Par Value, Authorized;32,266,285 Shares Issued and Outstanding	$32,266
Preferred Stock – 10,000,000 Shares, $0.001 Par Value, Authorized;-0- Shares Issued and Outstanding	-
Additional Paid-In Capital	3,422,033
Retained Earnings	90,527
Deficit Accumulated During the Development Stage	(4,180,653)
Accumulated Other Comprehensive Loss	(5,772)
Total Stockholders’ Equity (Deficit)		(641,599)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$363,092

See accompanying condensed notes to consolidated interim financial statements.

~ 3 ~

HuntMountain Resources Ltd. and Subsidiaries
(An Exploration Stage Enterprise)

Consolidated Statements of Income

	Three Months Ended June 30,		Six Months Ended June 30,		From Inception of Development Stage July 1, 2005 through
	2007	2006	2007	2006	June 30, 2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

INCOME:
Dividend and Interest Income	$533	$12,931	$798	$19,158	$66,033

EXPENSES:
Professional Fees	43,367	27,838	79,813	43,823	177,078
Marketing	20,849	38,963	30,150	41,228	137,116
Exploration Expenses	264,632	108,182	663,644	179,968	1,779,107
Travel Expenses	34,509	26,890	52,125	39,888	147,668
Administrative and Office Expenses	20,323	22,157	37,967	45,557	196,861
Payroll Expenses	132,837	68,536	257,600	131,966	656,636
Stock Option Compensation Expense	-	-	-	-	71,000
Stock Options Issued for Services	-	6,750	9,000	138,750	230,750
Interest Expense	28,219	-	42,360	-	42,359
Depreciation Expense	935	352	1,869	703	5,145
Financing charge	-	-	39,176	-	39,176
Amortization of debt discount	506,544	-	766,213	-	766,213
Total Expenses	1,052,215	299,668	1,979,917	621,883	4,249,109

LOSS BEFORE OTHER INCOME	(1,051,682)	(286,737)	(1,979,119)	(602,725)	(4,183,076)

OTHER INCOME:
Income from Partnership Interest	-	618	-	618	2,423

NET LOSS	$(1,051,682)	$(286,119)	$(1,979,119)	$(602,107)	$(4,180,653)

BASIC LOSS PER SHARE, Based on Weighted-Average Shares Outstanding	$(0.03)	$(0.01)	$(0.06)	$(0.03)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING	32,266,285	28,040,670	32,266,285	22,302,215

See accompanying condensed notes to consolidated interim financial statements.

~ 4 ~

HuntMountain Resources Ltd. and Subsidiaries
(An Exploration Stage Enterprise)

Consolidated Statements of Cash Flows

	Six Months Ended June 30,		From Inception of Development Stage July 1, 2005 through
	2007	2006	June 30, 2007
	(Unaudited)	(Unaudited)

Increase (Decrease) in Cash and Cash Equivalents

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(1,979,119)	$(602,107)	$(4,180,653)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities
Depreciation	1,869	703	5,143
Stock Option Compensation Expense	-	-	71,000
Common Stock Issued for Services	9,000	138,750	230,750
Gain on sale of precious metal investments	-	-	(15,194)
(Increase) Decrease in Prepaid Assets	10,192	9,311	(8,433)
Increase in Accrued Liabilities	19,733	37,611	67,765
Financing charge	39,176	-	39,176
Amortization of debt discount	766,213	-	766,213
Net Cash Used in Operating Activities	(1,132,936)	(415,732)	(3,024,233)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Equipment	-	-	(11,216)
Sale of Precious Metal Investments	-	-	28,913
Bonds for Argentina Property Bid	(233,709)	-	(233,709)
Property Purchase Option	-	(70,000)	(70,000)
Net Cash Used in Investing Activities	(233,709)	(70,000)	(286,012)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Sales of Common Stock	-	1,003,870	1,132,870
Proceeds from Note Payable - Related Party	1,107,000	-	1,107,000
Net Cash Provided by Financing Activities	1,107,000	1,003,870	2,239,870

NET DECREASE IN CASH AND CASH EQUIVALENTS	(259,645)	518,138	(1,070,375)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	297,191	901,162	1,107,921

CASH AND CASH EQUIVALENTS, END OF PERIOD	$37,546	$1,419,300	$37,546

See accompanying condensed notes to consolidated interim financial statements.

~ 5 ~

HUNTMOUNTAIN RESOURCES LTD., LTD.
CONDENSED NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The unaudited financial statements have been prepared by HuntMountain Resources Ltd. (the Company), pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such SEC rules and regulations.  These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006, which was filed April 16, 2007.  In the opinion of management of the Company, the foregoing statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 2007, and its results of operations and cash flows for the three- and six-month periods ended June 30, 2007 and 2006.  The interim results reflected in the foregoing financial statements are not considered indicative of the results expected for the full fiscal year.

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

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number of Exercisable Options at June 30, 2007
	90,000	$0.20	4.59	40,000
	700,000	$0.25	3.97	600,000
	100,000	$0.30	4.34	100,000
	10,000	$0.34	3.09	10,000
	10,000	$0.37	2.77	10,000
	50,000	$0.38	5.00	0
	150,000	$0.45	4.26	150,000
	5,000	$0.55	4.01	5,000
	25,000	$0.58	0.00	25,000
	55,000	$0.60	4.95	5,000
	200,000	$0.63	4.51	150,000
TOTALS	1,395,000	$0.353	4.14	1,095,000

~ 6 ~

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

NOTE 4 – PERFORMANCE BOND

As of the quarter ended June 30, 2007, the Company has $233,709 in cash that was used to purchase a performance bond as a requirement of our exploration agreement on our La Josefina property in Argentina.  The bond has a face value of $600,000, or 10% of our required investment under the terms of the agreement.

NOTE 5 – COMMITMENTS

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

~ 7 ~

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

BRIDGE FINANCING:

As of January 31, 2007, HuntMountain Resources Ltd. has obtained an unsecured loan commitment for multiple advances up to $2,000,000 from Tim Hunt, the Company’s Chairman and CEO, and/or entities controlled by Mr. Hunt, for the specific purpose of providing working capital, surety, bonding and/or indemnification purposes for HuntMountain Resources Ltd. and its subsidiaries.  The maturity on the loan(s) shall be not more than 180 days beyond the date of the note(s).  The simple interest rate shall be not more than eleven percent (11%) per annum on the actual day’s accrual basis.  A loan fee shall not exceed one percent (1%).  It is the understanding of the parties that the loan is to be repaid through receipt of cash from securities sales in a HuntMountain Resources Ltd. private placement.  At the creditor’s discretion the outstanding principal and interest may be converted into units, valued at $0.43, with each unit consisting of one share of common stock and one warrant to acquire one additional share of common stock at $0.60 for a period up to 2 years.  The total of the advances received under this loan commitment as of June 30, 2007, is $1,107,000.  For the second quarter of 2007, the Company has accrued interest expense related to this debt in the amount of $28,219.

In accordance with EITF 00-27, the Company recognized a beneficial conversion feature associated with the notes convertibility into shares and warrants. The total value of warrants was determined using the Black-Scholes option price calculation. In employing this model, the Company used the actual three month T-Bill rate on the advance dates for the risk-free rate. Similarly, the actual share price on advance dates was used in the calculation. The Company assumed expected volatility of 82%, no dividends and a two year horizon in all Black-Scholes option price calculations. The total value of warrants was $122,784 and the total value of shares was $12,940 in the second quarter of 2007.

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

~ 8 ~

Once the Company allocated proceeds of convertible note advances to the warrant values, the embedded conversion feature of shares issuable on conversion of the notes was recognized. All amounts relating to the share values were expensed as financing fees.

NOTE 6 - SUBSEQUENT EVENTS

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

NOTE 7 – CORRECTION OF AN ERROR

The Company has corrected its accounting treatment for certain non-cash adjustments primarily related to the calculation and recognition of debt discount, financing charges and amortization of debt discount in accordance with EITF 00-27 in connection with the debt incurred under the bridge financing (See Note 5).

The Company had not recognized any accounting treatment relating to debt discount, financing charges and debt discount amortization pursuant to EITF 00-27. This resulted in the Company understating net loss and overstating net convertible debt for the period ended June 30, 2007. The impact of the correction of the accounting treatment relating to EITF 00-27 is set forth in the following table:

~ 9 ~

	As Originally Reported	As Restated	Impact of the error Increase (Decrease)
Income Statement for the three month period ended June 30, 2007
Financing Charge	$-	$-	$-
Amortization of debt discount	-	506,544	506,544
Net loss	(545,138)	(1,051,682)	(506,544)
Basic and fully diluted loss per share	$(0.02)	$(0.03)	$(0.03)

Income Statement for the six month period ended June 30, 2007
Financing Charge	$-	$39,176	$39,176
Amortization of debt discount	-	766,213	766,213
Net loss	(1,173,730)	(1,979,119)	(805,389)
Basic and fully diluted loss per share	$(0.04)	$(0.06)	$(0.02)

Balance Sheet at June 30, 2007
Short-term Note Payable - Related Party, net of debt discount	$1,107,000	$923,926	$(183,074)
Total current liabilities	1,187,765	1,004,691	(183,074)
Additional paid-in capital	2,433,570	3,422,033	988,463
Deficit Accumulated During the Development Stage	(3,375,264)	(4,180,653)	(805,389)
Total Stockholders’ Equity (Deficit)	(824,673)	(641,599)	183,074

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

We had a net loss of $1,051,682 during the three-month period ended June 30, 2007.  This compares to a net loss of $286,119 during the three-month period ended June 30, 2006. The increase in our net loss was due to amortization expense relating to the debt discount on the convertible note, significantly higher exploration expenditures, increased payroll and related expenditures, and interest expense related to the bridge financing provided by entities controlled by our Chairman.  Interest was accrued, but none was paid or converted to equity during this quarter.  The increased expenses were partially offset by lower marketing and administrative expenses.  For the quarter ended June 30, 2007, the Company incurred no non-cash expenses for stock options as no stock options vested during the quarter.  In the second quarter of 2006, the company incurred a non-cash expense of $6,750 for stock options issued for services.

~ 10 ~

We had a net loss of $1,979,119 during the six-month period ended June 30, 2007.  This compares to net loss of $602,107 during the six-month period ended June 30, 2006. The increase in our net loss was due to amortization expense relating to the debt discount on the convertible note, financing charges relating to the convertible note, significantly higher exploration costs, higher payroll and related expenditures, and higher administrative costs, including interest accrued on the bridge financing provided to the company by entities controlled by our Chairman.  The increased expenses were partially offset by reduced marketing and non-cash costs related to the vesting of stock options.  For the six-month period ended June 30, 2007, the Company incurred $9,000 in non-cash expenses for stock options whereas in the same period of 2006, the company incurred non-cash expenses of $138,750 for stock options.

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

~ 11 ~

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

~ 12 ~

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

~ 13 ~

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUNTMOUNTAIN RESOURCES LTD.

/s/ Tim Hunt

TIM HUNT, PRESIDENT, CEO AND CHAIRMAN

DATE: November 3, 2008

HUNTMOUNTAIN RESOURCES LTD.

/s/ Bryn Harman

BRYN HARMAN, CHIEF FINANCIAL OFFICER

DATE: November 3, 2008

~ 14 ~