Form 10-Q/A
period 2007-09-30
HuntMountain Resources
filed 2008-11-10
CIK 65224

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

Amendment #1

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date 76,251,362 as of November 10, 2008.

EXPLANATORY NOTE

This Amendment #1 on Form 10-Q/A amends and restates items identified below with respect to the Form 10-Q filed by HuntMountain Resources Ltd. (the “Company”) for the period ended September 30, 2007 with the Securities and Exchange Commission (the “SEC”) on December 11, 2007 (the “Original Filing”). The purpose of this amendment is to amend and restate the previously issued financial statements included in the Original Filing for the reasons described in Notes 5 and 7 to the financial statements included in Item 1 (Financial Statements) included herein. Other than as set forth below, the items of the Original Filing continue to speak as of the date of the original filing date thereof, and the disclosure relating to such items is not being updated.

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

~ 2 ~

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HuntMountain Resources Ltd. and Subsidiaries (A Development Stage Enterprise)
Consolidated Balance Sheet	September 30, 2007 (Unaudited)

Assets

CURRENT ASSETS:
Cash and Cash Equivalents	$137,691
Accrued Interest	3,990
Prepaid Expenses-Other	2,807
Total Current Assets		$144,488

EQUIPMENT:
Office Equipment	11,216
Less Accumulated Depreciation	6,079
Total Office Equipment		5,137

OTHER ASSETS:
Investments	7,331
Performance Bond	212,428
Property Deposits	67,000
Property Purchase Option	70,000
Total Other Assets		356,759

TOTAL ASSETS		$506,384

Liabilities and Stockholders’ Equity (Deficit)

CURRENT LIABILITIES:
Trade Accounts Payable	$54,384
Accrued Wages and Related Taxes	49,891
Short-term Note Payable - Related Party, net of debt discount	828,558
Accrued Interest Payable - Related Party	84,926
Total Current Liabilities		1,017,759

STOCKHOLDERS’ EQUITY (DEFICIT):
Common Stock – 300,000,000 Shares, $0.001 Par Value, Authorized; 32,266,285 Shares Issued and Outstanding	$32,266
Preferred Stock – 10,000,000 Shares, $0.001 Par Value, Authorized;-0- Shares Issued and Outstanding	-
Additional Paid-In Capital	4,820,502
Retained Earnings	90,527
Deficit Accumulated During the Development Stage	(5,409,713)
Accumulated Other Comprehensive Loss	(44,957)
Total Stockholders’ Equity (Deficit)		(511,375)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$506,384

See accompanying notes to consolidated financial statements.

~ 3 ~

HuntMountain Resources Ltd.  and Subsidiaries
(A Development Stage Enterprise)

Consolidated Statements of Income

	Three Months Ended September 30,		Nine Months Ended September 30,		From Inception of Development Stage July 1, 2005 through September 30, 2007
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

INCOME:
Dividend and Interest Income	$4,124	$12,753	$4,922	$31,912	$70,157

EXPENSES:
Professional Fees	55,198	24,927	135,011	68,750	232,276
Marketing	26,581	15,289	56,731	56,517	163,697
Exploration Expenses	362,651	257,792	1,026,295	437,760	2,141,758
Travel Expenses	16,692	29,869	68,817	69,758	164,360
Administrative and Office Expenses	29,503	17,914	67,470	63,471	226,364
Payroll Expenses	146,274	64,677	403,874	196,643	802,910
Stock Option Compensation Expense	12,600	21,500	12,600	21,500	83,600
Stock Options Issued for Services	122,500	21,800	131,500	160,550	353,250
Interest Expense	42,568	-	84,928	-	84,927
Depreciation Expense	935	935	2,804	1,637	6,080
Financing charge	-	-	39,176	-	39,176
Amortization of debt discount	418,002	-	1,184,215	-	1,184,215
Total Expenses	1,233,504	454,703	3,213,421	1,076,586	5,482,613

LOSS BEFORE OTHER INCOME	(1,229,380)	(441,950)	(3,208,499)	(1,044,674)	(5,412,456)

OTHER INCOME:
Income from Partnership Interest	320	634	320	1,251	2,743

NET LOSS	$(1,229,060)	$(441,316)	$(3,208,179)	$(1,043,423)	$(5,409,713)

BASIC LOSS PER SHARE, Based on Weighted-Average Shares Outstanding	$(0.04)	$(0.01)	$(0.10)	$(0.04)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING	32,266,285	31,945,436	32,266,285	25,551,945

~ 4 ~

HuntMountain Resources Ltd. and Subsidiaries
(A Development Stage Enterprise)

Consolidated Statements of Cash Flows

	Nine Months Ended September 30,		From Inception of Development Stage July 1, 2005 through September. 30, 2007
	2007	2006
	(Unaudited)	(Unaudited)

Increase (Decrease) in Cash and Cash Equivalents

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(3,208,179)	$(1,043,423)	$(5,409,713)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities
Depreciation	2,804	1,637	6,078
Stock Option Compensation Expense	12,600	21,500	83,600
Common Stock Options Issued for Services	131,500	160,550	353,250
Gain on sale of precious metal investments	-	-	(15,194)
Increase in Accrued Interest	(3,990)	-	(3,990)
(Increase) Decrease in Prepaid Assets	15,818	10,748	(2,807)
Increase in Accrued Liabilities	128,169	91,264	176,201
Financing charge	39,176	-	39,176
Amortization of debt discount	1,184,215	-	1,184,215
Net Cash Used in Operating Activities	(1,697,887)	(757,724)	(3,589,184)

CASH FLOWS FROM INVESTING ACTIVITIES:
Sale of Precious Metal Investments	-	-	28,913
Purchase of Performance Bond	(251,613)	-	(251,613)
Payment of Property Deposit	(67,000)	-	(67,000)
Property Purchase Option & Acquisition of Equipment	-	(77,000)	(81,216)
Net Cash Used in Investing Activities	(318,613)	(77,000)	(370,916)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Sales of Common Stock	-	1,003,870	1,132,870
Proceeds from Note Payable - Related Party	1,857,000	-	1,857,000
Net Cash Provided by Financing Activities	1,857,000	1,003,870	2,989,870

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(159,500)	169,146	(970,230)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	297,191	901,162	1,107,921

CASH AND CASH EQUIVALENTS, END OF PERIOD	$137,691	$1,070,308	$137,691

See accompanying notes to consolidated financial statements.

~ 5 ~

HUNTMOUNTAIN RESOURCES, LTD.
CONDENSED NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The unaudited financial statements have been prepared by HuntMountain Resources Ltd. (the Company), pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such SEC rules and regulations.  These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006, which was filed April 16, 2007.  In the opinion of management of the Company, the foregoing statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 2007, and its results of operations and cash flows for the three- and nine-month periods ended September 30, 2007 and September 30, 2006.  The interim results reflected in the foregoing financial statements are not considered indicative of the results expected for the full fiscal year.

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

NOTE 4 – PERFORMANCE BOND

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

BRIDGE FINANCING:

As of January 31, 2007, HuntMountain Resources Ltd. obtained an unsecured loan commitment for multiple advances up to $2,000,000 from Tim Hunt, the Company’s Chairman and CEO, and/or entities controlled by Mr. Hunt, for the specific purpose of providing working capital, surety, bonding and/or indemnification purposes for HuntMountain Resources Ltd. and its subsidiaries.  In August 2007, the Company obtained an amended, unsecured loan commitment for multiple advances up to $5,000,000 from Tim Hunt, The Company’s Chairman and CEO, and/or entities controlled by Mr. Hunt, effective August 1, 2007, to amend the previous bridge financing note that was effective on January 31, 2007. The simple interest rate on the new bridge financing note was eleven percent (11%) per annum. The aggregate amount of unpaid advances and accrued and unpaid interest under the amended note was convertible into equity securities of the Company at the same price and terms as securities sold by the Company to investors in its next equity financing.  The amended note amends and restates, and does not evidence payment of, the Unsecured Note for Multiple Advances effective January 31, 2007.  The total of the advances received under this loan commitment as of September 30, 2007, is $1,857,000.  For the third quarter of 2007, the Company has accrued interest expense related to this debt in the amount of $42,568.

In accordance with EITF 00-27, the Company recognized a beneficial conversion feature associated with the notes convertibility into shares. The total value of shares was $1,263,370 in the third quarter of 2007.

~ 8 ~

Following the guidance provided by EITF 00-27 the Company allocated proceeds to the shares issuable upon conversion of the note. The value of the shares was recorded on the balance sheet as debt discounts and increases to shareholder’s equity. The debt discounts are being amortized over the remaining life of the convertible note.

NOTE 6 - SUBSEQUENT EVENTS

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

~ 9 ~

The Company had not recognized any accounting treatment relating to debt discount, financing charges and debt discount amortization pursuant to EITF 00-27. This resulted in the Company understating net loss and overstating net convertible debt for the period ended September 30, 2007. The impact of the correction of the accounting treatment relating to EITF 00-27 is set forth in the following table:

	As Originally Reported	As Restated	Impact of the error Increase (Decrease)
Income Statement for the three month period ended September 30, 2007
Financing Charge	$-	$-	$-
Amortization of debt discount	-	418,002	418,002
Net loss	(811,058)	(1,229,060)	(418,002)
Basic and fully diluted loss per share	$(0.03)	$(0.04)	$(0.03)

Income Statement for the nine month period ended September 30, 2007
Financing Charge	$-	$39,176	$39,176
Amortization of debt discount	-	1,184,215	1,184,215
Net loss	(1,984,788)	(3,208,179)	(1,223,391)
Basic and fully diluted loss per share	$(0.06)	$(0.10)	$(0.04)

Balance Sheet at September 30, 2007
Short-term Note Payable - Related Party, net of debt discount	$1,857,000	$828,558	$(1,028,442)
Total current liabilities	2,046,201	1,017,759	(1,028,442)
Additional paid-in capital	2,568,669	4,820,502	2,251,833
Deficit Accumulated During the Development Stage	(4,186,322)	(5,409,713)	(1,223,391)
Total Stockholders’ Equity (Deficit)	(1,539,817)	(511,375)	1,028,442

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

We had a net loss of $1,229,060 during the three-month period ended September 30, 2007.  This compares to a net loss of $441,316 during the three-month period ended September 30, 2006. The increase in our net loss was due to significantly higher exploration expenditures, the presence of debt discount amortization that did not impact any financial statements in 2006, increased professional fees, increased payroll and related expenditures, increased stock options expense, increased administrative and office expenses and interest expense related to the bridge financing provided by entities controlled by our Chairman.  Interest was accrued, but none was paid or converted to equity during this quarter.  The increased expenses were partially offset by lower travel expenses.

We had a net loss of $3,208,179 during the nine-month period ended September 30, 2007.  This compares to net loss of $1,043,423 during the nine-month period ended September 30, 2006. The increase in our net loss was due to significantly higher exploration costs, the presence of debt discount amortization that did not impact any financial statements in 2006, higher payroll and related expenditures, higher professional fees and higher interest expense accrued on the bridge financing provided to the company by entities controlled by our Chairman.

~ 10 ~

During this most recently completed quarter, the Company primarily focused its exploration expenditures in Argentina. This exploration included the due diligence for a final agreement on the La Josefina project – which was signed in July 2007, property-related payments on the Bajo Pobré property, and core processing from our drill program at El Gateado.

We anticipate continuing net losses until such time as we sufficiently develop properties for production or subsequent acquisition by another company. Our ongoing expenses consist of exploration expenses on properties that we have acquired; debt discount amortization; payroll; investor relations and marketing; travel, administrative and office expenses; accounting, legal, and consulting expenses related to complying with reporting requirements of the Securities Exchange Act of 1934; and expenses incurred in the search for exploration properties that meet our acquisition criteria.

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

~ 12 ~

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

~ 13 ~

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

~ 14 ~

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

~ 15 ~

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUNTMOUNTAIN RESOURCES LTD.

/s/ Tim Hunt

TIM HUNT, PRESIDENT, CEO AND CHAIRMAN

DATE:  November 10, 2008

HUNTMOUNTAIN RESOURCES LTD.

/s/ Bryn Harman

BRYN HARMAN, CHIEF FINANCIAL OFFICER

DATE: November 10, 2008

 ~ 16 ~