Form 10-Q
period 2008-09-30
HuntMountain Resources
filed 2008-11-14
CIK 65224

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2008.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 From ________________ to ________________

HuntMountain Resources Ltd.
(Exact name of registrant as specified in its charter)

Washington	001-01428	68-0612191
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

1611 N. Molter Road, Ste. 201 Liberty Lake, Washington	99019
(Address of principal executive offices)	(Zip Code)

(509) 892-5287
(Registrant's telephone number, including area code)

___________________________________________________
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
Yes  ☐  No ☒

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date 76,251,362.

SEC 2334 (10-04)	Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

HUNTMOUNTAIN RESOURCES LTD.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED September 30, 2008

PART I

Item 1.   Financial Information

HuntMountain Resources Ltd. and Subsidiaries
(An Exploration Stage Enterprise)

Consolidated Balance Sheets

	September 30,	December 31,
	2008	2007
	(unaudited)
Assets

CURRENT ASSETS:
Cash and cash equivalents:
Cash	$125,165	$273,020
Short term cash investments - domestic	14,137	12,909
Short-term cash investments - Argentina	97,853	367,375
Total cash and cash equivalents	237,155	653,304

Receivables	24,410	44,706
Prepaid expenses	62,476	72,612
Total current assets	324,041	770,621

EQUIPMENT:
Equipment	424,798	11,216
Less accumulated depreciation	34,901	7,014
	389,897	4,203

OTHER ASSETS:
Receivable - V.A. tax, Argentina	1,099,983	190,719
Land - La Josefina Estancia	710,000	710,000
Performance bond	163,179	214,762
Property option and deposits	341,500	206,500
Investments	7,331	7,331
	2,321,993	1,329,312

Total assets	$3,035,932	$2,104,136

Liabilities and Stockholders’ Equity

CURRENT LIABILITIES:
Trade accounts payable	$1,163,826	$380,118
Accrued wages and related taxes	98,606	120,202

Short term note payable net of discount	-	1,082,394

Accrued interest on note payable	-	165,149
Total current liabilities	1,262,432	1,747,864

STOCKHOLDERS’ EQUITY:
Preferred stock – 10,000,000 shares, $0.001 par value, authorized;-0- shares issued and outstanding Common stock – 300,000,000 shares, $0.001 par value, authorized; 76,251,362 and 33,016,285 shares issued and outstanding, respectively	76,251	32,491
Additional paid-in capital	50,368,666	12,081,316
Retained earnings - prior to development stage	90,527	90,527
Deficit accumulated during the development stage	(48,362,491)	(11,794,981)
Accumulated other comprehensive income (loss)	(399,453)	(53,081)
Total stockholders’ equity	1,773,500	356,272

Total liabilities and stockholders’ equity	$3,035,932	$2,104,136

The accompanying condensed notes are an integral part of these consolidated financial statements.

HuntMountain Resources Ltd. and Subsidiaries
(An Exploration Stage Enterprise)

Consolidated Statements of Income

	Three months ended September 30,		Nine months ended September 30,		From Inception of Development Stage July 1, 2005 through
	2008	2007	2008	2007	September 30, 2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)

INCOME:
Dividend and interest income	$2,071	$4,124	$6,071	$4,922	$78,353

EXPENSES:
Professional fees	242,207	55,198	669,279	135,011	1,356,089
Marketing	15,453	26,581	36,106	56,731	212,816
Exploration expenses	2,041,123	362,651	4,304,688	1,026,295	6,421,090
Travel expenses	81,608	16,692	214,667	68,817	492,444
Administrative and office expenses	118,103	29,503	296,264	67,470	656,510
Payroll expenses	241,893	146,274	660,181	403,874	1,577,196
Stock compensation expense	86,900	12,600	193,400	12,600	392,000
Comon stock and options issued for services	52,000	122,500	127,000	131,500	480,250
Interest expense and bank charges	58,057	42,568	291,845	84,928	484,763
Financing charge	6,396,670	-	22,870,956	39,176	28,126,605
Amortization of debt discount	2,962,173	418,002	6,857,457	1,184,215	8,185,073
Depreciation expense	12,754	935	27,887	2,804	34,900
	12,308,940	1,233,504	36,549,730	3,213,421	48,419,736

LOSS BEFORE OTHER INCOME	(12,306,868)	(1,229,380)	(36,543,659)	(3,208,499)	(48,341,383)

NET OTHER INCOME/LOSS:	(17,710)	-	(23,852)	320	(21,109)

LOSS BEFORE INCOME TAXES:	(12,324,579)	(1,229,380)	(36,567,510)	(3,208,179)	(48,362,491)
Income taxes:	-	-	-	-	-

NET LOSS	$(12,324,579)	$(1,229,380)	$(36,567,510)	$(3,208,179)	$(48,362,491)

BASIC AND DILUTED LOSS PER SHARE, based on weighted-average shares outstanding	69,139,541	32,266,285	41,562,999	32,266,285

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING, BASIC AND DILUTED	$(0.18)	$(0.04)	$(0.88)	$(0.10)

The accompanying condensed notes are an integral part of these consolidated financial statements.

HuntMountain Resources Ltd. and Subsidiaries
(An Exploration Stage Enterprise)

Consolidated Statements of Cash Flows

	Nine months ended September 30,		From Inception of Development Stage July 1, 2005 through
	2008	2007	September 30, 2008
	(unaudited)	(unaudited)	(unaudited)

Increase (Decrease) in Cash and Cash Equivalents

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(36,567,510)	$(3,208,179)	$(48,362,491)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	27,887	2,804	34,900
Stock option compensation expense	193,400	12,600	392,000
Common stock and options issued for services	127,000	131,500	480,250
Financing charge	22,870,956	39,176	28,126,605
Amortization of debt discount	6,857,457	1,184,215	8,185,073
Gain on sale of precious metal investments	-	-	(15,194)
(Increase) decrease in receivables	(888,969)	(3,990)	(1,124,393)
(Increase) decrease in prepaid expenses	10,136	15,818	(62,476)
Increase in accounts payable	783,708	-	1,119,701
Increase in accrued liabilities	(21,596)	128,169	129,731
Net cash used in operating activities	(6,607,531)	(1,697,887)	(11,096,294)

CASH FLOWS FROM INVESTING ACTIVITIES:
Land purchases	-	-	(710,000)
Purchase of performance bond	-	(251,613)	(247,486)
Property deposits and purchase options	(135,000)	(67,000)	(341,500)
Sale of precious metal investments	-	-	28,913
Acquisition of equipment	(413,582)	-	(424,798)
Net cash used in investing activities	(548,582)	(318,613)	(1,694,871)

CASH FLOWS FROM FINANCING ACTIVITIES:		-

Convertible note financing	7,034,754	1,857,000	8,282,298
Proceeds from sale of common stock	-	-	3,947,475
Net cash from financing activities	7,034,754	1,857,000	12,229,773

Effect of currency translation on cash	(294,790)	-	(309,374)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(416,148)	(159,500)	(870,766)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR/PERIOD	653,304	297,191	1,107,921

CASH AND CASH EQUIVALENTS, END OF YEAR/PERIOD	$237,155	$137,691	$237,155

NON-CASH FINANCING ACTIVITIES:
Conversion of note into equity	10,350,000	-	10,762,000
Cashless exercise of options	189	-	207
Accrued interest	246,413	84,926	411,562
Conversion of accrued interest into equity	411,562	-	411,562

Supplemental Disclosures of Cash Flow Information:

Income taxes, paid net of refunds:	-	-	-
Interest paid:	-	-	-

The accompanying condensed notes are an integral part of these consolidated financial statements.

HuntMountain Resources Ltd. And Subsidiaries
Condensed Notes to Consolidated Financial Statements (unaudited)

Note 1: Basis of Presentation

The Company, a Washington corporation, was formed in 2005.  Metaline Mining and Leasing Company, a Washington corporation since 1927, merged with and into the Company in August 2005.  The Company’s business plan is to acquire, explore, and develop mineral exploration properties in North and South America.  As of the end of 2007, the Company had acquired interest in one exploration property in Nevada, seven properties in the province of Santa Cruz in Argentina, and two properties in Quebec.  In addition, the Company is in the process of finalizing an agreement to acquire an exploration property near Chinipas, Chihuahua, Mexico. The Company continues to actively evaluate additional properties in North and South America.

The unaudited financial statements have been prepared by management of the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such SEC rules and regulations.  These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, which was filed with the SEC on April 14, 2008.  In the opinion of management of the Company, the foregoing statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 2008 and its results of operations and cash flows for the three and nine month periods ended September 30, 2008 and September 30, 2007.  The interim results reflected in the foregoing financial statements are not considered indicative of the results expected for the full fiscal year.

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

Accounts Receivable

The Company carries its accounts receivable at net realizable value. On a periodic basis, the Company evaluates its accounts receivable and determines if an allowance for doubtful accounts is necessary, based on a history of past write-offs and collections and current credit conditions. At September 30, 2008, and December 31, 2007, the Company’s accounts receivable balance includes an allowance for doubtful accounts of $0.

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

Long-lived Assets

The Company evaluates its long-lived assets for impairment annually, or when events or changes in circumstances indicate that the related carrying amount may not be recoverable.  If the sum of estimated future net cash flows on an undiscounted basis is less than the carrying amount of the related asset grouping, an asset impairment is considered to exist.  The related impairment loss is measured by comparing estimated future net cash flows on a discounted basis to the carrying amount of the asset.  Changes in significant assumptions underlying future cash flow estimates may have a material effect on the Company’s financial position and results of operations.  To date no such impairments have been identified.

Equipment is stated at cost and is depreciated on the straight-line basis over an estimated useful life of 3 years.

Earnings Per Share

The Company has adopted Statement of Financial Accounting Standards No. 128, which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. Although there were common stock equivalents outstanding on September 30, 2008, they were not included in the calculation of earnings per share because they would have been considered anti-dilutive.

Basic earnings per share are computed using the weighted average number of shares outstanding during the years (69,139,541in the third quarter of 2008 and 32,266,285 in the third quarter of 2007).

As of September 30, 2008, the Company had outstanding options and warrants for a total of 46,401,248 additional shares which were considered anti-dilutive.

Deferred Income Tax

Deferred income tax is provided for differences between the bases of assets and liabilities for financial and income tax reporting.  A deferred tax asset, subject to a valuation allowance, is recognized for estimated future tax benefits of tax-basis operating losses being carried forward.

Fair Value of Financial Instruments

Our financial instruments as defined by Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments,” include cash, short term investments, a performance bond and accrued liabilities. All instruments except the performance bond are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at September 30, 2008 and December 31, 2007. The performance bond was marked to market on September 30, 2008 and December 31, 2007.

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

The following table discloses by level within the fair value hierarchy the Company’s assets and liabilities measured and reported on the Consolidated Balance Sheets as of September 30, 2008, at fair value on a recurring basis:

	Total	Level I	Level II	Level III
Assets:
Performance bond	$163,179	$163,179	$0	$0
Total:	$163,179	$163,179	$0	$0

The performance bond, required to secure the Company’s rights to explore the La Josefina property, is a step-up coupon US dollar bond issued by the Government of Argentina with a face value of $600,000. The bond was originally purchased for $251,613 and had a value of $214,762 at December 31, 2007. As of the quarter ended September 30, 2008, the value of the bond decreased $163,179.

Concentration of Credit Risk

The Company maintains its cash and cash equivalents in multiple financial institutions.  Balances in the United States are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000 per institution.  Balances on deposit may occasionally exceed FDIC insured amounts. All of the Company’s cash in U.S. bank accounts was FDIC insured at September 30, 2008. The Company also maintains cash in an Argentine bank. The Argentine accounts, which had a U.S. dollar balance of $72,497 at September 30, 2008, are considered uninsured.

Beneficial Conversion Feature of Convertible Notes

The Company has determined that the Convertible Note (discussed in Note 3) contains a beneficial conversion feature. Following the guidance provided by EITF 00-27 the Company allocated proceeds of convertible debt first to the warrants issuable upon conversion of the note. The value of the warrants was recorded on the balance sheet as debt discount and increases to shareholder’s equity. The debt discounts are being amortized over the remaining life of the convertible note. The value of warrants in excess of the actual debt advance amounts were expensed as financing fees.

Once the Company allocated proceeds of convertible note advances to the warrant values, the embedded conversion feature of shares issuable on conversion of the notes was recognized. All amounts relating to the share values were expensed as financing fees.

Foreign Currency Translation

Our international operations use their local currency as their functional currency. The financial statements of international subsidiaries are translated to their U.S. dollar equivalents at end-of-period currency exchange rates for assets and liabilities and at average currency exchange rates for revenues and expenses. Translation adjustments for international subsidiaries whose local currency is their functional currency are recorded as a component of accumulated other comprehensive income (loss) within shareholders' equity. Transaction gains and losses resulting from fluctuations in currency exchange rates on transactions denominated in currencies other than the functional currency are recognized as incurred in the accompanying Consolidated Statements of Income, except for certain inter-company balances designated as long-term investments.

Other Comprehensive Income

The Company has adopted SFAS 130, “Reporting of Comprehensive Income,” which establishes guidelines for the reporting and display of comprehensive income (loss) and its components in financial statements. Comprehensive income (loss) includes foreign currency translation adjustments and accrued gain or loss on the performance bond (discussed in Note 5).

Note 3: Convertible note

In January 2007, HuntMountain Resources Ltd. obtained an unsecured loan commitment for multiple advances up to $2,000,000 from Hunt Family Limited Partnership (“HFLP”), an entity controlled by the Company’s Chairman and CEO, for the purpose of providing working capital, surety, bonding and/or indemnification purposes for HuntMountain Resources Ltd. and its subsidiaries.

In August 2007, the Company obtained an amended, unsecured loan commitment for multiple advances up to $5,000,000 from HFLP, effective August 1, 2007, to amend the January 2007 note. The simple interest rate on the new bridge financing note was eleven percent (11%) per annum. The aggregate amount of unpaid advances and accrued and unpaid interest under the amended note was convertible into equity securities of the Company at the same price and terms as securities sold by the Company to investors in its next equity financing.

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

Between July 1, 2008 and July 30, 2008 the Company drew an additional $1,475,000 on the October Note, resulting in a balance of $5,000,000 on July 30, 2008. On July 30, 2008 holders of the October Note Converted the entire $5,000,000 of October Note principal into 20,000,000 units at a conversion price of $0.25 per unit.

On July 31, 2008 the Company drew an additional $500,000 on the October Note, resulting in a balance of $500,000 on that date. Subsequently, on July 31, 2008, holders of the October Note converted the entire $500,000 balance and $98,548 in accrued interest payable relating to the October Note into units at a conversion price of $0.25 per unit.

In accordance with EITF 00-27, the Company recognized the beneficial conversion feature associated with the October Note’s convertibility into shares and warrants. The total value of warrants was determined using the Black Scholes option pricing model. In employing this model, the Company used the actual three month T-Bill rate on the advance dates for the risk-free rate. Similarly, the actual share price on advance dates was used in the calculation.  The Company assumed expected volatility of 83%, no dividends and a five year horizon in all Black Scholes option pricing calculations. In the third quarter of 2008, the total value of warrants from issuances of the October Note was $3,877,294 and the total value of shares was $3,911,294.

Note 4: Stock option plan

The Company’s 2005 Stock Plan permits the granting of up to 3,000,000 non-qualified stock options, incentive stock options, and restricted shares of common stock to employees, directors, and consultants.  At September 30, 2008, there were 2,555,000 stock options granted to directors, employees, and consultants, of which 2,230,000 were vested as of September 30, 2008.  The fair value of each option is estimated on the vesting date using the Black-Scholes option pricing model.

There were 260,000 options that vested during the quarter ended September 30, 2008; therefore, the Company’s total stock option expense for the quarter was $138,900.  Expenses for the remaining options will be recorded as they vest through 2012.

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

	Three month periods ended
	September 30, 2008	September 30, 2007
Weighted average risk free rate:	1.68%	3.62%
Weighted average volatility:	82.8%	75%
Expected dividend yield:	0%	0%
Weighted average life (years):	5.0	2.0

 The following table summarizes the terms of the options outstanding at September 30, 2008:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number of Exercisable Options at September 30, 2008
	90,000	$0.20	3.39	90,000
	700,000	$0.25	2.84	650,000
	100,000	$0.30	3.08	100,000
	10,000	$0.34	1.83	10,000
	10,000	$0.37	1.51	10,000
	150,000	$0.38	4.79	100,000
	650,000	$0.45	3.81	650,000
	5,000	$0.55	2.75	5,000
	55,000	$0.60	4.23	55,000
	200,000	$0.63	3.45	175,000
	100,000	$0.64	4.95	100,000
	100,000	$0.67	5.0	0
	385,000	$0.76	4.71	285,000
TOTALS	2,555,000	$0.456	3.55	2,230,000

Note 5: Performance bond

During the quarter ended March 31, 2007, the Company's wholly-owned subsidiary, Cerro Cazador S.A., was required to purchase a performance bond as a condition of the exploration agreement on the La Josefina property in Argentina.  The bond was originally purchased for $251,613 and had a value of $214,762 at December 31, 2007. As of the quarter ended September 30, 2008, the value of the bond decreased further to $163,179.  The decline in value is presented on our balance sheet as Other Comprehensive Income (Loss). The bond has a face value of $600,000, or 10% of our required investment under the terms of the agreement.

Note 6: Investments

The Company holds an interest in two units of Pondera Partners, Ltd., a producing oil project located in Teton County, Montana. This investment was valued at cost on the Company’s balance sheet at $7,331 on September 30, 2008.

Note 7: Subsequent events

Subsequent to September 30, 2008 the Company’s CEO loaned $705,000 to the Company with no specific repayment terms. The loan is not interest bearing.

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

Results of Operations

Three month period ended September 30, 2008 compared to September 30, 2007

We had no revenues from operations during the recently completed quarter. Our only income has been derived from interest and dividends on our cash and cash investments. Interest and dividend income for the three-month period ended September 30, 2008 decreased to $2,071 from $4,124 for the same period ended September 30, 2007. This decrease was due to lower interest income during the quarter ended September 30, 2008 relative to the quarter ended September 30, 2007.

We had a net loss of $12,324,579 during the three-month period ended September 30, 2008.  This compares to a net loss of $1,229,380 during the three-month period ended September 30, 2007. The increase in our net loss was due to beneficial conversion feature accounting for the Company’s convertible notes, significantly higher exploration expenditures, higher professional fees, higher payroll expenses and higher interest expense associated with the company’s convertible notes. Exploration expenses, professional fees and payroll expenses were significantly higher in the third quarter of 2008 relative to the third quarter of 2007 due to our drilling campaign on the La Josefina property.

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

Working Capital, Cash and Cash Equivalents

The Company’s working capital deficit for the three month period ending September 30, 2008 was $(938,391) compared to $(977,243) during that same period in 2007. The ratio of current assets to current liabilities was 0.26 to 1 at September 30, 2008 compared to 0.44 to 1 at September 30, 2007. Working capital decreased during the three month period ended September 30, 2008 compared to the same period in 2007 due to the Company’s increased exploration activity and the Company’s short-term convertible debt financing incurred in 2007 and 2008.

Net cash used in operating activities was $6,607,531 for the nine month period in 2008 compared with $1,693,897 used in operating activities in the same period during 2007.  The increase is the result of the increased net loss from operations.

During the period ending September 30, 2008, investing activities used $548,582 compared with $318,613 during that same period in 2007.

Cash flow from financing activities was $7,034,754 during the nine month period ended September 30, 2008 compared to $1,853,010 during that same period in 2007. The increase is primarily the result of the Company’s convertible debt financing.

As a result, cash and cash equivalents decreased by $416,148 during the nine month period ended September 30, 2008. This compares to a decrease in cash and cash equivalents of $159,500 in the nine month period ended September 30, 2007. The Company has cash and cash equivalents of $237,155 as of September 30, 2008. It will be necessary for the Company to raise additional capital to continue the Company's business activities during the last quarter of 2008.

Trade accounts payable increased to $1,163,826 from $380,118 on December 31, 2007 as a result of increased exploration activity in Argentina.

It is anticipated that expenditures will continue to increase as we move forward with our exploration programs on our current properties and seek additional opportunities with other properties.  We recently received conditional listing approval from the Toronto Stock Exchange and we believe that this will provide improved access to mining and exploration-related capital markets in the near future. We are also presently involved in an effort to raise up to $4 million in new equity through a private placement transaction. The Company’s Toronto Stock Exchange approval is conditional upon a $4 million equity infusion. Current stock market conditions, especially in the junior precious metals exploration sector, may make any potential equity financing difficult to complete.

Item 3. Quantitative & Qualitative Disclosures about Market Risk

Not Applicable.

Item 4. Controls and Procedures

Tim Hunt, the Company’s President and CEO, and Bryn Harman, the Company’s Chief Financial Officer, have evaluated the Company’s disclosure controls and procedures (as defined in Rules 13a – 15(e) and 15(d) – 15(e)) as of September 30, 2008. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2008 to give reasonable assurance that the information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is also accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

During the quarter ended September 30, 2008 there were no changes in the Company’s internal controls or, to the knowledge of the management of the Company, any other changes that materially affect, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Changes in Internal Control over Financial Reporting

We have not made any changes to our internal control over financial reporting (as defined in 13a – 15(f) and 15(d) – 15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2008, that have materially affected or reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None

ITEM 1A.	RISK FACTORS

There are no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ending December 31, 2007.

ITEM 2.	RECENT SALES OF UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the Quarter ended September 30, 2008 the Company issued 22,394,192 units of Common Stock to partners of Hunt Family Limited Partnership. Each unit consisted of one common share and one common stock purchase warrant, pursuant to the conversion of a convertible note. 20,000,000 shares were issued for the $5,000,000 convertible note on July 30, 2008. The remaining 2,394,192 shares were issued on July 31, 2008 for an additional loan of $500,000 (converted on the same day) and the interest of $98,548 on the convertible note in total. The warrants issued have a $0.40 per share exercise price and an expiration date of five years from the date of issuance. The private placement was made pursuant to section 4(2) and Regulation D Rule 506 exemptions from registration under the Act.

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

In the review, it was determined that the above-referenced reports contained errors relating to the accounting for the beneficial conversion feature of convertible notes which will result in a restatement of the above-mentioned reports. The Company recently filed amendments on Form 10 Q/A relating to all of the aforementioned reports to correct and amend accounting for the beneficial conversion features of convertible notes. The comparative amounts reported in this Form 10 Q for the periods ended September 30, 2007 conform with the related presentation in the amended 10Q for September 30, 2007.

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

HUNTMOUNTAIN RESOURCES LTD.

/s/ Tim Hunt

BY:		DATE: November 14, 2008
TIM HUNT, CHAIRMAN, PRESIDENT & CHIEF EXECUTIVE OFFICER

/s/ Bryn Harman
BY:		DATE: November 14, 2008
BRYN HARMAN, CHIEF FINANCIAL OFFICER