Form 10-Q/A
period 2008-03-31
HuntMountain Resources
filed 2008-12-10
CIK 65224

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

Amendment #1

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Yes ☒No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐(Do not check if a smaller reporting company)	Smaller reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date 76,251,362 as of December 10, 2008.

EXPLANATORY NOTE

This Amendment #1 on Form 10-Q/A amends and restates items identified below with respect to the Form 10-Q filed by HuntMountain Resources Ltd. (the “Company”) for the period ended March 31, 2008 with the Securities and Exchange Commission (the “SEC”) on May 20, 2008 (the “Original Filing”). The purpose of this amendment is to amend and restate the previously issued financial statements included in the Original Filing for the reasons described in Note 10 to the financial statements included in Item 1 (Financial Statements) included herein. Other than as set forth below, the items of the Original Filing continue to speak as of the date of the original filing date thereof, and the disclosure relating to such items is not being updated.

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

~2~

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HuntMountain Resources Ltd. and Subsidiaries
(An Exploration Stage Enterprise)

Consolidated Balance Sheets

	March 31,	December 31,
	2008	2007
	(unaudited)
Assets

CURRENT ASSETS:
Cash and cash equivalents:
Cash	$336,191	$273,020
Short term cash investments - domestic	12,897	12,909
Short-term cash investments - Argentina	252,402	367,375
Total cash and cash equivalents	601,491	653,304

Employee receivable	2,407	2,115
Accounts receivable	1,181	40,622
Prepaid expenses	67,197	72,612
Accrued interest receivable	3,955	1,969
Total current assets	676,232	770,621

EQUIPMENT:
Office equipment and vehicle	27,547	11,216
Less accumulated depreciation	9,328	7,014
	18,220	4,203

OTHER ASSETS:
Receivable - V.A. tax, Argentina	375,221	190,719
Land - La Josefina Estancia	710,000	710,000
Performance bond	189,834	214,762
Property deposits	271,500	136,500
Investments	7,331	7,331
Property purchase option	70,000	70,000
	1,623,885	1,329,312

Total assets	$2,318,337	$2,104,136

Liabilities and Stockholders’ Equity

CURRENT LIABILITIES:
Trade accounts payable	$330,886	$380,118
Accrued wages and related taxes	132,612	120,202

Short term note payable	5,247,000	3,747,000
Debt discount:	(2,751,062)	(2,664,606)
Net short term note payable	2,495,938	1,082,394

Accrued interest on note payable	293,253	165,149
Total current liabilities	3,252,689	1,747,864

STOCKHOLDERS’ EQUITY:
Preferred stock – 10,000,000 shares, $0.001 par value, authorized;-0- shares issued and outstanding	-	-
Common stock – 300,000,000 shares, $0.001 par value, authorized; 33,428,285 and 32,266,285 shares issued and outstanding, respectively	33,428	32,491
Additional paid-in capital	18,193,493	12,081,316
Retained earnings - prior to development stage	90,527	90,527
Deficit accumulated during the development stage	(19,166,381)	(11,794,981)
Accumulated other comprehensive income (loss)	(85,419)	(53,081)
Total stockholders’ equity	(934,352)	356,272

Total liabilities and stockholders’ equity	$2,318,337	$2,104,136
Signed on behalf of the Board of Directors:

The accompanying notes are an integral part of these consolidated financial statements.

~3~

HuntMountain Resources Ltd. and Subsidiaries
(An Exploration Stage Enterprise)

Consolidated Statements of Income

	Three months ended March 31,		From Inception of Development Stage July 1, 2005 through
	2008	2007	March 31, 2008
	(unaudited)	(unaudited)	(unaudited)

INCOME:
Dividend and interest income	$2,035	$265	$74,317

EXPENSES:
Professional fees	165,224	36,446	852,034
Marketing	6,499	9,300	183,210
Exploration expenses	828,413	399,013	2,944,815
Travel expenses	63,849	17,617	341,625
Administrative and office expenses	52,891	17,643	413,137
Payroll expenses	190,150	124,763	1,107,165
Stock compensation expense	52,500	-	251,100
Comon stock and options issued for services	-	9,000	353,250
Interest expense and bank charges	141,238	14,140	334,156
Financing charge	4,229,946	39,176	9,485,595
Amortization of debt discount	1,641,212	259,670	2,968,828
Depreciation expense	2,314	935	9,327
	7,374,236	927,703	19,244,242

LOSS BEFORE OTHER INCOME	(7,372,200)	(927,438)	(19,169,924)

OTHER INCOME:
Income from partnership interest	800	-	3,543

LOSS BEFORE INCOME TAXES:	(7,371,400)	(927,438)	(19,166,381)
Income taxes:	-	-	-

NET LOSS	$(7,371,400)	$(927,438)	$(19,166,381)

BASIC AND DILUTED LOSS PER SHARE, based on weighted-average shares outstanding	33,358,219	32,266,285

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING, BASIC AND DILUTED	$(0.22)	$(0.03)

The accompanying notes are an integral part of these consolidated financial statements.

~4~

HuntMountain Resources Ltd. and Subsidiaries
(An Exploration Stage Enterprise)

Consolidated Statements of Cash Flows

	Three months ended March 31,		From Inception of Development Stage July 1, 2005 through
	2008	2007	March 31, 2008
	(unaudited)	(unaudited)	(unaudited)

Increase (Decrease) in Cash and Cash Equivalents

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,371,400)	$(927,438)	$(19,166,381)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	2,314	935	9,327
Stock option compensation expense	52,500	-	251,100
Common stock and options issued for services	-	9,000	353,250
Financing charge	4,229,946	39,176	9,485,595
Amortization of debt discount	1,641,212	259,670	2,968,828
Gain on sale of precious metal investments	-	-	(15,194)
Increase in long term receivable - V.A. tax	(184,502)	-	(375,221)
Increase in employee receivable	(293)	-	(2,407)
Increase in accounts receivable	39,441	-	(1,181)
(Increase) decrease in prepaid expenses	5,415	4,595	(67,197)
Increase in accounts payable	(49,232)	-	286,761
Increase in accrued liabilities	12,410	13,340	163,737
Net cash used in operating activities	(1,622,190)	(600,722)	(6,108,984)

CASH FLOWS FROM INVESTING ACTIVITIES:
Land purchases	-	-	(710,000)
Accrued interest income	(1,986)	-	(3,955)
Purchase of performance bond	-	(251,613)	(247,486)
Property deposits	(135,000)	-	(271,500)
Property purchase option	-	-	(70,000)
Sale of precious metal investments	-	-	28,913
Acquisition of equipment	(16,331)	-	(27,547)
Net cash used in investing activities	(153,317)	(251,613)	(1,301,575)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from convertible note financing	1,500,000	807,000	5,247,000
Increase in debt discount	(86,456)	-	(2,751,062)
Increase in accrued interest payable	128,104	-	293,253
Proceeds from sales of common stock	189,456	-	4,136,932
Net cash from financing activities	1,731,104	807,000	6,926,123

Effect of currency translation on cash	(7,410)	-	(21,994)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(51,813)	(45,335)	(506,430)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR/PERIOD	653,304	297,191	1,107,921

CASH AND CASH EQUIVALENTS, END OF YEAR/PERIOD	$601,491	$251,856	$601,491

Supplemental Disclosures of Cash Flow Information:

Income taxes, paid net of refunds:	-	-	-
Interest paid:	-	-	-

The accompanying notes are an integral part of these consolidated financial statements.

~5~

HUNTMOUNTAIN RESOURCES, LTD.
CONDENSED NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Note 1: Basis of Presentation

HuntMountain Resources Ltd. (“HMR” or “The Company”), a Washington corporation, was formed in 2005.  Metaline Mining and Leasing Company, a Washington corporation since 1927, merged with and into the Company in August 2005.  The Company’s business plan is to acquire, explore, and develop mineral exploration properties in North and South America.  As of the end of 2007, the Company had acquired interest in one exploration property in Nevada, seven properties in the province of Santa Cruz in Argentina, and two properties in Quebec.  In addition, the Company is in the process of finalizing an agreement to acquire an exploration property near Chinipas, Chihuahua, Mexico. The Company continues to actively evaluate additional properties in North and South America.

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

The accompanying consolidated financial statements include the accounts of the Company, its wholly-owned Canadian subsidiary HuntMountain Resources LTD (HMR LTD), HMR’s wholly owned Mexican subsidiary Cerro Cazador Mexico S.A. De C.V. (CCM), HMR’s wholly-owned subsidiary HuntMountain Investments, LLC (HMI), and Cerro Cazador S.A. (CCSA), an Argentine subsidiary 95% owned by HMR and 5% owned by HMI.

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

~6~

Accounting Method

The Company’s financial statements are prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

Accounts Receivable

The Company carries its accounts receivable at net realizable value. On a periodic basis, the Company evaluates its accounts receivable and determines if an allowance for doubtful accounts is necessary, based on a history of past write-offs and collections and current credit conditions. At March 31, 2008, and December 31, 2007, the Company’s accounts receivable balance includes an allowance for doubtful accounts of $0.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly and majority-owned subsidiaries after elimination of intercompany accounts and transactions. The wholly and majority-owned subsidiaries of the Company are named above in “Note 1 – Basis of Presentation”.

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

At this time, the Company holds securities classified as available for sale.  See “Note 7 - Investments” for further details.

~7~

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

Earnings Per Share

The Company has adopted Statement of Financial Accounting Standards No. 128, which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. Although there were common stock equivalents outstanding on March 31, 2008, they were not included in the calculation of earnings per share because they would have been considered anti-dilutive.

Basic earnings per share are computed using the weighted average number of shares outstanding during the years (33,358,219 in the first quarter of 2008 and 32,266,285 in the first quarter of 2007).

As of March 31, 2008, the Company had outstanding options and warrants for a total of 3,648,000 additional shares which were considered anti-dilutive.

Deferred Income Tax

Deferred income tax is provided for differences between the bases of assets and liabilities for financial and income tax reporting.  A deferred tax asset, subject to a valuation allowance, is recognized for estimated future tax benefits of tax-basis operating losses being carried forward.

~8~

Fair Value of Financial Instruments

Our financial instruments as defined by Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments,” include cash, short term investments, a performance bond and accrued liabilities. All instruments except the performance bond are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at March 31, 2008 and December 31, 2007. The performance bond was marked to market on March 31, 2008 and December 31, 2007.

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

~9~

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

~10~

The following table discloses by level within the fair value hierarchy the Company’s assets and liabilities measured and reported on the Consolidated Balance Sheets as of March 31, 2008, at fair value on a recurring basis:

	Total	Level I	Level II	Level III
Assets:
Performance bond	$189,834	$189,834	$0	$0
Total:	$189,834	$189,834	$0	$0

The performance bond, required to secure the Company’s rights to explore the La Josefina property, is a step-up coupon US dollar bond issued by the Government of Argentina with a face value of $600,000. The bond was originally purchased for $251,613 and had a value of $214,762 at December 31, 2007. As of the quarter ended March 31, 2008, the value of the bond decreased $189,834.

Concentration of Credit Risk

The Company maintains its cash and cash equivalents in multiple financial institutions.  Balances in the United States are insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000 per institution.  Balances on deposit may occasionally exceed FDIC insured amounts. All of the Company’s cash in U.S. bank accounts was FDIC insured at March 31, 2008. The Company also maintains cash in an Argentine bank. The Argentine accounts, which had a U.S. dollar balance of $186,860 at March 31, 2008, are considered uninsured.

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

~11~

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

~12~

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

~13~

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

Note 5: Performance bond

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

~14~

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

~15~

Note 7: Investments

The Company holds an interest in two units of Pondera Partners, Ltd., a producing oil project located in Teton County, Montana. This investment was valued at cost on the Company’s balance sheet at $7,331 on March 31, 2008.

Note 8: Property purchase option

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

Note 9: Subsequent events

Subsequent to March 31, 2008 HFLP converted $5,060,014 of principal and interest owing pursuant to the October Note into 20,240,056 units consisting of one share and one warrant per unit.

Subsequent to March 31, 2008 the Company drew an additional $950,000 from the October Note.

Note 10: Correction of an error

The Company has corrected its accounting treatment for certain non-cash adjustments primarily related to the calculation and recognition of debt discount, financing charges and amortization of debt discount in accordance with EITF 00-27 in connection with the debt incurred under the bridge financing. The corrections pertain only to the three month period ended March 31, 2007.

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

~16~

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

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

~17~

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

We had a net loss of $7,371,400 during the three-month period ended March 31, 2008.  This compares to a net loss of $927,438 during the three-month period ended March 31, 2007. The increase in our net loss was due to increased debt discount amortization and financing charges relating to the Company’s convertible notes, significantly higher exploration expenditures, higher professional fees, higher payroll expenses and higher interest expense associated with the company’s convertible notes.

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

~18~

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

~19~

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None

ITEM 1A.	RISK FACTORS

There are no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ending December 31, 2007.

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

~20~

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUNTMOUNTAIN RESOURCES LTD.

/s/ Tim Hunt

BY:		DATE: December 10, 2008
TIM HUNT, CHAIRMAN, PRESIDENT & CHIEF EXECUTIVE OFFICER

/s/ Bryn Harman

BY:		DATE: December 10, 2008
BRYN HARMAN, CHIEF FINANCIAL OFFICER

~21~