Form 10-Q/A
period 2008-06-30
HuntMountain Resources
filed 2008-12-11
CIK 65224

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

Amendment #1

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

HuntMountain Resources Ltd.
(Exact name of registrant as spe cified in its charter)

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

EXPLANATORY NOTE

This Amendment #1 on Form 10-Q/A amends and restates items identified below with respect to the Form 10-Q filed by HuntMountain Resources Ltd. (the “Company”) for the period ended June 30, 2008 with the Securities and Exchange Commission (the “SEC”) on August 14, 2008 (the “Original Filing”). The purpose of this amendment is to amend and restate the previously issued financial statements included in the Original Filing for the reasons described in Note 10 to the financial statements included in Item 1 (Financial Statements) included herein. Other than as set forth below, the items of the Original Filing continue to speak as of the date of the original filing date thereof, and the disclosure relating to such items is not being updated.

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

The Company did not have sufficient qualified personnel with an adequate understanding of generally accepted accounting principles and experience in the application of such principles to complex financing transactions, which led to a material misstatement of the Company’s interim financial statements for the quarters ended March 31, June 30, and September 30, 2007.  Management has determined that this is a material weakness in internal control over financial reporting as of March 30, June 30, and September 30, 2007, remedied by the hiring of the Company’s Chief Financial Officer in November, 2007.

~ 2 ~

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HuntMountain Resources Ltd. and Subsidiaries
( An Exploration Stage Enterprise)

Consolidated Balance Sheets

	June 30,	December 31,
	2008	2007
	(unaudited)
Assets

CURRENT ASSETS:
Cash and cash equivalents:
Cash	$409,802	$273,020
Short term cash investments - domestic	4,334	12,909
Short-term cash investments - Argentina	961,251	367,375
Total cash and cash equivalents	1,375,388	653,304

Receivables	10,791	44,706
Prepaid expenses	62,540	72,612
Total current assets	1,448,719	770,621

EQUIPMENT:
Office equipment and vehicle	38,187	11,216
Equipment in Argentina	125,768	-
Less accumulated depreciation	22,508	7,014
	141,446	4,203

OTHER ASSETS:
Receivable - V.A. tax, Argentina	701,929	190,719
Land - La Josefina Estancia	710,000	710,000
Performance bond	197,401	214,762
Property option and deposits	341,500	206,500
Investments	7,331	7,331
	1,958,161	1,329,312

Total assets	$3,548,326	$2,104,136

Liabilities and Stockholders’ Equity

CURRENT LIABILITIES:
Trade accounts payable	$774,651	$380,118
Accrued wages and related taxes	114,180	120,202

Short term note payable	3,525,000	3,747,000
Debt discount:	(1,511,480)	(2,664,606)
Net short term note payable	2,013,520	1,082,394

Accrued interest on note payable	58,714	165,149
Total current liabilities	2,961,066	1,747,864

STOCKHOLDERS’ EQUITY:
Preferred stock – 10,000,000 shares, $0.001 par value, authorized; -0- shares issued and outstanding	-	-
Common stock – 300,000,000 shares, $0.001 par value, authorized; 53,746,605 and 33,016,285 shares issued and outstanding, respectively	53,746	32,491
Additional paid-in capital	36,624,883	12,081,316
Retained earnings - prior to development stage	90,527	90,527
Deficit accumulated during the development stage	(36,037,913)	(11,794,981)
Accumulated other comprehensive income (loss)	(143,984)	(53,081)
Total stockholders’ equity	587,260	356,272

Total liabilities and stockholders’ equity	$3,548,326	$2,104,136

The accompanying condensed notes are an integral part of these consolidated financial statements.

~ 3 ~

HuntMountain Resources Ltd. and Subsidiaries
(An Exploration Stage Enterprise)

Consolidated Statements of Income

	Three months ended June 30,		Six months ended June 30,		From Inception of Development Stage July 1, 2005 through
	2008	2007	2008	2007	June 30, 2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
INCOME:
Dividend and interest income	$1,965	$533	$4,000	$798	$76,282

EXPENSES:
Professional fees	261,848	43,367	427,072	79,813	1,113,882
Marketing	14,154	20,849	20,653	30,150	197,364
Exploration expenses	1,435,152	264,632	2,263,565	663,644	4,379,967
Travel expenses	69,210	34,509	133,059	52,125	410,836
Administrative and office expenses	125,271	20,323	178,161	37,967	538,407
Payroll expenses	228,138	132,837	418,288	257,600	1,335,303
Stock compensation expense	54,000	-	106,500	-	305,100
Comon stock and options issued for services	75,000	-	75,000	9,000	428,250
Interest expense and bank charges	92,550	28,219	233,788	42,360	426,705
Financing charge	12,244,341	-	16,474,287	39,176	21,729,936
Amortization of debt discount	2,254,073	506,544	3,895,284	766,213	5,222,901
Depreciation expense	12,819	935	15,133	1,869	22,146
	16,866,555	1,052,215	24,240,791	1,979,917	36,110,797

LOSS BEFORE OTHER INCOME	(16,864,590)	(1,051,682)	(24,236,790)	(1,979,119)	(36,034,514)

NET OTHER INCOME/LOSS:	(6,941)	-	(6,141)	-	(3,398)

LOSS BEFORE INCOME TAXES:	(16,871,531)	(1,051,682)	(24,242,932)	(1,979,119)	(36,037,913)
Income taxes:	-	-	-	-	-

NET LOSS	$(16,871,531)	$(1,051,682)	$(24,242,932)	$(1,979,119)	$(36,037,913)

BASIC AND DILUTED LOSS PER SHARE, based on weighted-average shares outstanding	53,322,212	32,266,285	41,867,969	32,266,285

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING, BASIC AND DILUTED	$ (0.32)	$ (0.03)	$ (0.58)	$ (0.06)

The accompanying condensed notes are an integral part of these consolidated financial statements.

~ 4 ~

HuntMountain Resources Ltd. and Subsidiaries
(An Exploration Stage Enterprise)

Consolidated Statements of Cash Flows

	Six months ended June 30,		From Inception of Development Stage July 1, 2005 through
	2008	2007	June 30, 2008
	(unaudited)	(unaudited)	(unaudited)

Increase (Decrease) in Cash and Cash Equivalents

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(24,242,932)	$(1,979,119)	$(36,037,913)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	15,133	1,869	22,146
Stock option compensation expense	106,500	-	305,100
Common stock and options issued for services	75,000	9,000	428,250
Financing charge	16,474,287	39,176	21,729,936
Amortization of debt discount	3,895,284	766,213	5,222,901
Gain on sale of precious metal investments	-	-	(15,194)
Increase in long term receivable - V.A. tax	(511,210)	-	(701,929)
Increase in employee receivable	(5,187)	-	(7,302)
Increase in accounts receivable	39,125	-	(1,497)
(Increase) decrease in prepaid expenses	10,072	10,192	(62,540)
Increase in accounts payable	394,534	-	730,526
Increase in accrued liabilities	(6,022)	19,733	145,305
Net cash used in operating activities	(3,755,416)	(1,132,936)	(8,242,210)

CASH FLOWS FROM INVESTING ACTIVITIES:
Land purchases	-	-	(710,000)
Accrued interest income	(23)	-	(1,992)
Purchase of performance bond	-	(233,709)	(247,486)
Property deposits	(135,000)	-	(271,500)
Property purchase option	-	-	(70,000)
Sale of precious metal investments	-	-	28,913
Acquisition of equipment	(152,738)	-	(163,954)
Net cash used in investing activities	(287,761)	(233,709)	(1,436,019)

CASH FLOWS FROM FINANCING ACTIVITIES:

Convertible note financing	4,838,442	1,107,000	6,085,986
Proceeds from sale of common stock	-	-	3,947,475
Net cash from financing activities	4,838,442	1,107,000	10,033,461

Effect of currency translation on cash	(73,181)	-	(87,765)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	722,084	(259,645)	267,467

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR/PERIOD	653,304	297,191	1,107,921

CASH AND CASH EQUIVALENTS, END OF YEAR/PERIOD	$1,375,388	$37,546	$1,375,388

NON-CASH FINANCING ACTIVITIES:
Conversion of note into equity	4,840,000	-	4,840,000
Cashless exercise of options	78	-	96
Accrued interest	206,579	-	371,728
Conversion of accrued interest into equity	-	-	-

Supplemental Disclosures of Cash Flow Information:

Income taxes, paid net of refunds:	-	-	-
Interest paid:	-	-	-

The accompanying condensed notes are an integral part of these consolidated financial statements.

~ 5 ~

HUNTMOUNTAIN RESOURCES, LTD.
CONDENSED NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Note 1: Basis of Presentation

HuntMountain Resources Ltd. ("HMR" or "the Company"), a Washington corporation, was formed in 2005.  Metaline Mining and Leasing Company, a Washington corporation since 1927, merged with and into the Company in August 2005.  The Company’s business plan is to acquire, explore, and develop mineral exploration properties in North and South America.  As of the end of 2007, the Company had acquired interest in one exploration property in Nevada, seven properties in the province of Santa Cruz in Argentina, and two properties in Quebec.  In addition, the Company is in the process of finalizing an agreement to acquire an exploration property near Chinipas, Chihuahua, Mexico. The Company continues to actively evaluate additional properties in North and South America.

The unaudited financial statements have been prepared by management of HuntMountain Resources Ltd., pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such SEC rules and regulations.  These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, which was filed with the SEC on April 14, 2008.  In the opinion of management of the Company, the foregoing statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 2008, and its results of operations and cash flows for the three and six month periods ended June 30, 2008 and June 30, 2007.  The interim results reflected in the foregoing financial statements are not considered indicative of the results expected for the full fiscal year.

The accompanying consolidated financial statements include the accounts of the Company, a Washington corporation, its wholly-owned Canadian subsidiary HuntMountain Resources LTD (HMR LTD), HMR’s wholly owned Mexican subsidiary Cerro Cazador Mexico S.A. De C.V. (CCM), HMR’s wholly-owned subsidiary HuntMountain Investments, LLC (HMI), and Cerro Cazador S.A. (CCSA), an Argentine subsidiary 95% owned by HMR and 5% owned by HMI.

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

~ 6 ~

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

~ 7 ~

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

~ 8 ~

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

~ 9 ~

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

~ 10 ~

	Total	Level I	Level II	Level III
Assets:
Performance bond	$197,401	$197,401	$0	$0
Total:	$197,401	$197,401	$0	$0

The performance bond, required to secure the Company’s rights to explore the La Josefina property, is a step-up coupon US dollar bond issued by the Government of Argentina with a face value of $600,000. The bond was originally purchased for $251,613 and had a value of $214,762 at December 31, 2007. As of the quarter ended June 30, 2008, the value of the bond decreased $197,401.

Concentration of Credit Risk

The Company maintains its cash and cash equivalents in multiple financial institutions.  Balances in the United States are insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000 per institution.  Balances on deposit may occasionally exceed FDIC insured amounts. All of the Company’s cash in U.S. bank accounts was FDIC insured at June 30, 2008. The Company also maintains cash in an Argentine bank. The Argentine accounts, which had a U.S. dollar balance of $284,835 at June 30, 2008, are considered uninsured.

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

~ 11 ~

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

~ 12 ~

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

There were 200,000 options that vested during the quarter ended June 30, 2008; therefore, the Company’s total stock option expense for the quarter was $129,000.  Expenses for the remaining options will be recorded as they vest in the remainder of 2008 and 2009.

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

	Three month periods ended
	June 30,2008	June 30, 2007
Weighted average risk free rate:	1.86%	4.92%
Weighted average volatility:	82.8%	75%
Expected dividend yield:	0%	0%
Weighted average life (years):	5.0	2.0

The following table summarizes the terms of the options outstanding at June 30, 2008:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number of Exercisable Options at June 30, 2008

	90,000	$0.20	3.64	90,000
	700,000	$0.25	3.07	650,000
	100,000	$0.30	3.34	100,000
	10,000	$0.34	2.08	10,000
	10,000	$0.37	1.76	10,000
	320,000	$0.38	4.58	210,000
	50,000	$0.40	5.00	0
	650,000	$0.45	4.05	600,000
	5,000	$0.55	3.01	5,000
	55,000	$0.60	4.49	55,000
	200,000	$0.63	3.68	175,000
	385,000	$0.76	4.90	285,000

TOTALS	2,575,000	$0.43	3.92	2,190,000

~ 13 ~

Note 5: Performance bond

During the quarter ended June 30, 2007, Cerro Cazador S.A. was required to purchase a performance bond as a condition of the exploration agreement on the La Josefina property in Argentina.  The bond was originally purchased for $251,613. As of the quarter ended June 30, 2008, the value of the bond decreased to $197,401.  The decline in value is presented on our balance sheet as Other Comprehensive Loss. The bond has a face value of $600,000, or 10% of our required investment under the terms of the agreement.

Note 6: Commitments

DUN GLEN PROPERTY – PERSHING COUNTY, NEVADA

The Company has a lease for the Dun Glen property with an option to purchase a 100% interest in the claims.  Lease payments began in 2006 and are considered advance royalty payments.  The term of the lease is 10 years, renewable at the Company’s option for an additional ten years.  The Company paid $37,500 in advance royalty payments during the quarter ended June 30, 2007, for this property.  Future annual advance royalty payments begin at $45,000 per year in 2008 and escalate to $72,500 per year at the end of the fifth year of the lease and for every year beyond that, until the lease is terminated or the purchase option is exercised. During the first quarter of 2008 the Company paid $45,000 in advance royalty payments for the Dun Glen property. The Company has also agreed to keep the claims in good standing until the lease is terminated or the purchase option is exercised.

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

~ 14 ~

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

~ 15 ~

Note 9: Subsequent events

Subsequent to June 30, 2008 HFLP converted $5,060,014 of principal and interest owing pursuant to the October Note into 20,240,056 units consisting of one share and one warrant per unit.

Subsequent to June 30, 2008 the Company drew an additional $950,000 from the October Note.

Note 10: Correction of an error

The Company has corrected its accounting treatment for certain non-cash adjustments primarily related to the calculation and recognition of debt discount, financing charges and amortization of debt discount in accordance with EITF 00-27 in connection with the debt incurred under the bridge financing. The corrections pertain only to the three and six month periods ended June 30, 2007.

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

~ 16 ~

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

We had a net loss of $16,871,531 during the three-month period ended June 30, 2008.  This compares to a net loss of $1,051,682 during the three-month period ended June 30, 2007. The increase in our net loss was due to increased debt discount amortization and financing charges relating to the Company’s convertible notes, significantly higher exploration expenditures, higher professional fees, higher payroll expenses and higher interest expense associated with the company’s convertible notes.

~ 17 ~

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

Working Capital, Cash and Cash Equivalents

The Company’s working capital deficit for the three month period ending June 30, 2008 was $(1,512,348) compared to $(958,711) during that same period in 2007. The ratio of current assets to current liabilities was 0.49 to 1 at June 30, 2008 compared to 0.46 to 1 at June 30, 2007. Working capital decreased during the three month period ended June 30, 2008 compared to the same period in 2007 due to the Company’s increased exploration activity and the Company’s short-term convertible debt financing incurred in 2007 and 2008.

Net cash used in operating activities was $3,755,416 for the three month period in 2008 compared with $1,132,936 used in operating activities in the same period during 2007.  The increase is the result of the increased net loss from operations.

During the period ending June 30, 2008, investing activities used $287,761 compared with $233,709 during that same period in 2007.  The increase is primarily due to property deposits paid and the acquisition of equipment during the second quarter of 2008.

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

~ 18 ~

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

During the Quarter ended June 30, 2008 the Company issued 412,000 units of Common Stock to partners of Hunt Family Limited Partnership. Each unit consisted of one common share and one common stock purchase warrant, pursuant to the conversion of a convertible note. The warrants issued have a $0.40 per share exercise price and an expiration date of five years from the date of issuance. The private placement was made pursuant to section 4(2) and Regulation D Rule 506 exemptions from registration under the Act.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

~ 19 ~

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

31.1 --	Certification required by Rule 13a-14(a) or Rule 15d-14(a). Tim Hunt

31.2 --	Certification required by Rule 13a-14(a) or Rule 15d-14(a). Bryn Harman

32.1 --	Certification required by Rule 13a-14(a) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, Tim Hunt

32.2 --	Certification required by Rule 13a-14(a) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, Bryn Harman

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUNTMOUNTAIN RESOURCES LTD.

/s/ Tim Hunt

BY:		DATE: December 10, 2008

TIM HUNT, CHAIRMAN, PRESIDENT & CHIEF EXECUTIVE OFFICER

/s/ Bryn Harman

BY:		DATE: December 10, 2008

BRYN HARMAN, CHIEF FINANCIAL OFFICER

~ 20 ~