Form 10-K
period 2008-12-31
HuntMountain Resources
filed 2009-04-14
CIK 65224

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008

Commission file number 001-01428

HUNTMOUNTAIN RESOURCES LTD.
(Exact name of registrant as specified in its charter)

Washington
(State or other jurisdiction of incorporation or organization)

1611 N. Molter Road
Suite 201
Liberty Lake, Washington 99019
(Address of principal executive offices, including zip code.)

(509) 892-5287
(Registrant's telephone number, including area code)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act: ☐ Yes No ☒

Indicate by check mark whether the registrant(1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day. ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 if the Exchange Act.

Large Accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of December 31, 2008: $1,383,193.

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

References made in this Annual Report on Form 10-K to “we,” “our”, “us” and “the Company” refer to HuntMountain Resources Ltd. and our subsidiaries.

(a)	Business Development

Our predecessor, Metaline Mining and Leasing Company (MMLC) was incorporated in the State of Washington in 1927.  Historically, MMLC was engaged in the mineral exploration business.  The Company was dormant for a number of years during which time management did not think that the business climate for successfully financing mineral exploration was a viable option. In 2005, given the increase in precious metals prices and a more favorable environment for financing mineral exploration MMLC embarked on a business plan to again become active in mineral exploration. In March 2005 MMLC completed two private placements with net proceeds of approximately $650,000.   In August, 2005, the shareholders of MMLC voted to merge MMLC with and into a wholly-owned subsidiary, HuntMountain Resources.  As a result, HuntMountain Resources was the surviving entity.  The stock symbol was changed to ‘HNTM’ and is currently quoted on the Over the Counter Bulletin Board (OTC-BB) market.  We assembled an experienced executive team and began evaluating mineral exploration properties.  We acquired interests in several mineral exploration properties during 2006.  In February 2006, we contracted with an Argentine geologist to act as the Company’s General Manager – South America in pursuit of exploration properties in Argentina and elsewhere in South America.  In March 2006, we acquired interests in exploration properties in Pershing County, Nevada, Santa Cruz province of Argentina, and Québec Canada. In March, 2007 HuntMountain Resources, through its Argentine subsidiary, Cerro Cazador S.A. (“CCSA”), was awarded the exploration and development rights to the La Josefina Project from Fomento Minero de Santa Cruz Sociedad del Estado (“Fomicruz S. E.”).  The legal agreement granting our rights to the La Josefina property was finalized in July, 2007. In August, 2007 the Company incorporated a Mexican Subsidiary, Cerro Cazador Mexico S.E. and began looking at properties for acquisition in the State of Chihuahua. In January, 2008 the Company signed a purchase agreement for 100% ownership of an exploration concession totaling approximately 9,000 hectares in Chihuahua, Mexico. On November 12, 2008 the Company announced the acquisition of an additional 100 hectares in Chihuahua, Mexico.

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

Employees

At the end of 2008, we had 5 employees located in Liberty Lake, Washington, responsible for the management and oversight of our exploration, administration, financing, and marketing activities.  In addition, we had five persons employed in Argentina by our wholly-owned subsidiary. Our employees are not subject to a union labor contract or a collective bargaining agreement.  For the foreseeable future we intend to supplement our workforce by utilizing the services of consultants and contractors.

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

Available Information

We are a Washington corporation with our principal executive offices located at 1611 N. Molter Road, Suite 201, Liberty Lake, Washington 99019. Our telephone number is (509) 892-5287. Our web site address is www.huntmountain.com. Copies of our annual, quarterly and recent reports and amendments to these reports are available on our website free of charge. Our Code of Business Conduct and Ethics for Directors, Officers and Employees is also available on the website free of charge. We will provide copies of these materials to shareholders upon request using the above-listed contact information, directed to the attention of Mr. Bryn Harman.

We have included the CEO and CFO certifications regarding our public disclosure required by Section 302 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1 and 31.2 to this report.

Item 1A. Risk Factors

The following risk factors together with other information set forth in this Form 10-K, should be carefully considered by current and future investors in the Company’s securities.

There is Substantial Doubt About Our Ability to Continue as a Going Concern

Our independent registered public accounting firm has issued an opinion on our consolidated financial statements that states that the consolidated financial statements were prepared assuming we will continue as a going concern and further states that our recurring losses from operations, stockholders’ deficit and inability to generate sufficient cash flow to sustain our operations raise substantial doubt about our ability to continue as a going concern.

We Are Currently Reporting Operating Losses and Have Minimal Assets

We have no operating revenues or earnings from operations and an accumulated deficit of approximately $52,516,445. We had approximately $250,484 in cash and cash equivalent investments as of the end of 2008.  As a mineral exploration company we will sustain operating expenses without corresponding revenues.  This will result in our incurring net operating losses that will increase continuously until we can bring a property into production or lease, joint venture or sell any property we may acquire.

Our Primary Assets Are Exploration Properties and We Have No Operating Properties

The Company has currently identified no precious metal resource on any of its properties. The Company has no mineralized material or defined ore bodies on any of its exploration properties.

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

Mineral Exploration And Mining Activities Require Compliance With A Broad Range Of Laws And Regulations - Violation Of Which Can Be Costly

Mining operations and exploration activities are subject to national and local laws and regulations governing prospecting, development, mining, production, experts, taxes, labor standards, occupational health, waste disposal, toxic substances, land use, environmental protection and mine safety.  In order to comply, we may be required to make capital and operating expenditures or to close an operation until a particular problem is remedied.  In addition, if our activities violate any such laws and regulations, we may be required to compensate those suffering loss or damage, and may be fined if convicted of an offense under such legislation.

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

Item 1B.	Unresolved Staff Comments – None.

ITEM 2.	DESCRIPTION OF PROPERTY

Santa Cruz Province, Argentina

La Josefina Property

Overview

In March, 2007 HuntMountain Resources Ltd., through its Argentine subsidiary, CCSA, was awarded the exploration and development rights to the La Josefina Project from Fomento Minero de Santa Cruz Sociedad del Estado (“Fomicruz.”).  Fomicruz is owned by the government of the Santa Cruz province in Argentina. The legal agreement granting our rights to the La Josefina property was finalized in July, 2007. Pursuant to this agreement, CCSA is obligated to spend US$6 million in exploration and complete pre-feasibility and feasibility studies during a 4 exploration season period commencing in October, 2007 at La Josefina in order to earn mining and production rights for a 40-year period in a joint venture partnership (“JV”) with Fomicruz S.E. CCSA may terminate this agreement at the end of each exploration stage if results are negative. With the successful completion of positive pre-feasibility and feasibility studies at the end of the 4th year, a new company will be formed which will be 91%-owned by Cerro Cazador and 9%-owned by Fomicruz. Once commercial production starts, Fomicruz has a one-time election to increase its interest in the Company to either 19%, 29% or 49% by reimbursing CCSA 10%, 20% or 40%, respectively, of CCSA’s total investment in the project. The royalty prescribed by Federal (Argentina) mining code will be a 1% mine-mouth royalty if the operation produces doré bullion within the province, which is required in the agreement. Also, because La Josefina is a Provincial Mining Reserve with the mineral rights belonging to the province, the project will carry an additional 5% mine-mouth royalty.

In February 2008 CCSA purchased the “La Josefina Estancia”, a 90 square kilometer parcel of land within the La Josefina project area. CCSA plans to use the La Josefina Estancia as a base of operations for Santa Cruz exploration.

Location

The La Josefina property is located in north central Santa Cruz Province, about 160 kilometers NW of the coastal town of Puerto San Julian and 120 kilometers NE of the town of Gobernador Gregores.

Infrastructure present on the project includes a ranch house and several out-buildings that are currently being used as camp headquarters and core storage facilities.

Climate and Physiography

The Patagonia region is classified as a continental steppe-like climate. It is arid, very windy and has two distinct seasons; a cold season and a warm season. The area is sparsely vegetated, consisting mostly of scattered low bushes and grass. Because Patagonia is in the southern hemisphere, the seasons are opposite to North America. The cold winter months are from May to September and warmer summer is from November to March. The average annual precipitation averages only 200 mm, much of which occurs as winter snow; average monthly temperatures range from 3°C to 14°C, but vary widely depending on elevation. The winds are persistent, cool, dry and gusty, averaging about 36 km/hour and directed predominantly to the east-southeast off the Andean Cordillera. All of the Company’s Santa Cruz province projects are characterized by subdued hilly terrain with internal drainages and playa lakes. Elevations range from 300 meters to 800 meters above sea level. Hill slopes are not steep; they are usually less than 10°. Rock exposures on these hillsides are typically excellent. Almost all of the mineralization and significant geochemical and geophysical anomalies are on the crests or the flanks of these subdued hills.

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

Required property payments

CCSA must maintain the La Josefina mining rights by paying the annual canons due the province on the project’s 399 pertenencias. This currently amounts to 318,400 Argentine pesos per year (approximately $93,647) that can be deducted from the $6,000,000 work commitment.

Accessibility

The La Josefina Project is located in the north-central part of Santa Cruz Province, the southernmost of the several Argentine provinces comprising a vast, sparsely-populated, steppe-like region of southern South America known as Patagonia. The nearest town to the project is Gobernador Gregores (population 2,500), about 110 kilometers southwest, and the nearest Atlantic coastal town is Puerto San Julián (population 6,200), approximately 190 kilometers southeast. The project is accessible via automobile by driving east from Gobernador Gregores for 40 km on gravel Provincial Road 25 – or west from Puerto San Julián for 170 km on the same road – and then north on gravel Provincial Road 12 for 110 km. Provincial Road 12 crosses the edge of the project and continues another 240 kilometers north of Pico Truncado (population 15,000) in the northeastern part of the province. The provincial roads are generally accessible via two-wheel drive vehicles in dry weather but can become slippery to impassable for short periods when wet. Gobernador Gregores and Puerto San Julián are both served by weekly “commuter” flights to/from Comodoro Rivadavia (population 137,000), an important industrial center and port city, 428 kilometers north of Puerto San Julián via paved highway Ruta 3. Comodoro Rivadavia serves as the region’s major supply center for the booming petroleum and mining industries and is served by several airline flights daily to Buenos Aires and other major cities in Argentina. Ruta 3, Argentina’s major coastal highway, runs from Buenos Aires on the north to Ushuaia at the southernmost tip of the continent and offers all-weather access to a number of sea ports.

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

The Deseado Massif is dominated by felsic volcanic and volcaniclastic rock units belonging to a few major regional sequences deposited in middle- to late-Jurassic time. The rocks are broken into a series of regional fractures that probably represent reactivated basement fracture zones. Faults active during the period of intense Jurassic extension and volcanism trend mostly NNW-SSE and form a series of grabens, half-grabens and horst blocks which are tilted slightly to the east. Since Jurassic time, the rocks have been cut by normal faults of several different orientations, mainly NW-SE and ENE-WSW but have undergone only a moderate amount of compression. In general, the Jurassic rocks remain relatively undeformed and generally flat to gently dipping, except locally where close to faults, volcanic domes or similar features.

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

In 1994, immediately after the La Josefina gold-silver discovery, Fomicruz S.E. claimed the area as a Provincial Mineral Reserve and subsequently explored the project in collaboration with the Instituto de Recursos Minerales (INREMI) of La Plata University. The geology and alteration of the project area was mapped at a scale of 1:20,000, mineralized structures and zones of sinter were mapped at 1:2,500, trenches across the structures were continuously sampled and mapped at scales of 1:100 and ground geophysical surveys consisting of 6,000 metres of inverse polarization resistivity and 5,750 meters of magnetic surveys were completed over sectors of greatest interest (INREMI, 1996). In 1998, after four years of exploring and advancing interest in the project, Fomicruz S.E. offered La Josefina for public bidding by international mining companies. In accordance with provincial law, the winner would continue exploring the project to earn the right to share production with Fomicruz S.E. of any commercial discoveries. The bid was awarded to Minamérica S. A., a small private Argentine mining company. Minamérica S.A. dug a limited number of new trenches, initiated a program of systematic surface geochemical sampling, completed several new IP-Resistivity geophysical survey lines and drilled the first exploration holes on the project – 12 diamond core holes (HQ-size, 63.5mm diameter) totaling 800 meters in length. Minamerica S.A. exploration activity and the property reverted back to Fomicruz S.E. in 1999.

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

Exploration

Between November of 2007 and December of 2008 CCSA completed a 37,605 meter drilling program on the La Josefina property. Significant results of this drilling program, based on all assays received to date with grades over 1 g/t gold, are as follows:

Hole	Zone	From (m)	To (m)	Length (m)	Au g/t	Ag g/t	Au equivalent[1] g/t
SSI-D08-167	Sinter	33	34	1.00	79.6	14.2	79.64
SVN-D08-057	Veta Amanda	141.6	142	0.40	71.1	357	72.04
SVN-D08-078	Veta Amanda	29.6	30	0.40	50.2	166	50.63
SVN-D08-057	Veta Amanda	140.8	141.2	0.40	36	499	37.31
SVN-D08-139	Veta Sur	85.25	85.58	0.33	31.5	582	33.03

1 Note: All gold equivalent values are calculated using a ratio of gold price to silver price. The gold price used in this report was $853.30 per ounce. The silver price used in this report was $11.18 per ounce.

Hole	Zone	From (m)	To (m)	Length (m)	Au g/t	Ag g/t	Au equivalent[1] g/t
SVN-D08-136	Veta Sur	32	33	1.00	31.8	2.4	31.81
SVN-D08-082	Veta Amanda	43.36	43.84	0.48	30	99.9	30.26
SVN-D08-125	Veta Sur	150.7	151.15	0.45	25.3	1880	30.23
SVN-D08-134	Veta Sur	100.1	100.5	0.40	24.5	875	26.79
SVN-D08-198	Veta Norte	108	108.5	0.50	24.9	508	26.23
SVN-D08-193	Veta Norte	18.3	19.2	0.90	26.1	30.4	26.18
SVN-D07-004	Veta Sur	41.77	42.65	0.88	19.9	2100	25.40
SVN-D08-118	Veta Amanda	11.25	12	0.75	24.3	84.2	24.52
SVN-D08-078	Veta Amanda	30.4	30.8	0.40	22.4	180	22.87
SVN-D08-198	Veta Norte				21.1	419	22.20
SVN-D08-084	Veta Amanda	168.4	169.23	0.83	21.4	245	22.04
SVN-D08-153	Veta Sur	37.7	38.2	0.50	20.8	197	21.32
SVN-D08-117	Veta Amanda	14.8	15.4	0.60	20.2	192	20.70
SVN-D08-087	Veta Amanda	86.7	87.1	0.40	19.1	46.8	19.22
SVN-D08-091	Veta Amanda				18.7	68	18.88
SVN-D08-198	Veta Norte	43.6	44.6	1.00	18.65	1	18.65
SVN-D07-003	Veta Amanda	124.8	125.3	0.50	17.8	303	18.59
SVN-D07-010	Veta Amanda	86.5	87	0.50	18.3	36.6	18.40
SVN-D08-198	Veta Norte	104.7	105.3	0.60	17.85	148	18.24
SVN-D08-176	Veta Amanda	263.2	263.6	0.40	18.15	19	18.20
SVN-D07-004	Veta Sur	42.65	43.3	0.65	16.55	537	17.96
SVN-D08-089	Veta Amanda	78	79	1.00	17.65	55.5	17.80
SVN-D08-047	Veta Amanda	122.7	123.3	0.60	16.95	73.8	17.14
SVN-D08-080	Veta Amanda	25.65	26.05	0.40	16.9	20.4	16.95
SVN-D08-160	Veta Sur	25.9	26.35	0.45	14.55	891	16.88
SVN-D08-176	Veta Amanda	262.4	262.8	0.40	16.55	19.8	16.60
SVN-D07-010	Veta Amanda	124.4	124.85	0.45	16.15	6.4	16.17
SVN-D08-150	Veta Sur	21.4	21.8	0.40	13.1	1160	16.14
SVN-D08-081	Veta Amanda	155.85	156.25	0.40	15	346	15.91
SVN-D08-101	Veta Amanda	30.3	30.95	0.65	15.55	72.7	15.74
SVN-D08-103	Veta Amanda	19.08	19.5	0.42	14.05	578	15.56
SVN-D07-001	Veta Amanda	81	81.5	0.50	15.25	113	15.55
SVN-D08-098	Veta Amanda	50.56	51.18	0.62	15.3	10	15.33
SVN-D08-102	Veta Amanda	55.5	55.85	0.35	14.8	80.4	15.01
SVN-D08-134	Veta Sur	99.3	99.7	0.40	2.44	4720	14.81
SVN-D08-150	Veta Sur	20.5	21	0.50	14.15	209	14.70
SVN-D08-081	Veta Amanda	155.1	155.85	0.75	13.8	295	14.57
SVN-D08-078	Veta Amanda	30	30.4	0.40	14.1	142	14.47
SSI-D08-074	Sinter	40.25	42	1.75	14.1	4.7	14.11
SVN-D08-150	Veta Sur	23.65	24	0.35	11.8	601	13.37
SVN-D08-094	Veta Amanda	167.2	167.66	0.46	12.95	37.3	13.05
SVN-D08-046	Veta Amanda	106.5	107	0.50	12.85	21	12.91
SVN-D08-144	Veta Sur	101.05	102.35	1.30	12.25	197	12.77
SVN-D07-003	Veta Amanda	80.5	81.15	0.65	12.65	37.7	12.75
SVN-D08-099	Veta Amanda	54.33	54.83	0.50	12.55	31.1	12.63
SVN-D07-002	Veta Amanda	88.5	89.05	0.55	12.4	88.2	12.63
SVN-D07-009	Veta Amanda	102.2	102.62	0.42	12.25	6.2	12.27
SVN-D07-002	Veta Amanda	89.05	89.6	0.55	11.8	72.5	11.99
SVN-D08-150	Veta Sur	20	20.5	0.50	11.25	149	11.64
SVN-D08-138	Veta Sur	47.85	48.6	0.75	10.05	598	11.62
SVN-D08-149	Veta Sur	63.8	64.2	0.40	4.44	2720	11.57
SVN-D08-132	Veta Sur	76.5	77	0.50	10.65	315	11.48
SVN-D08-048	Veta Sur	104	104.65	0.65	6.5	1825	11.28
SVN-D08-206	Veta Norte	85.9	86.6	0.70	11.2	26.8	11.27

Hole	Zone	From (m)	To (m)	Length (m)	Au g/t	Ag g/t	Au equivalent[1] g/t
SVN-D08-120	Veta Amanda	8	8.4	0.40	10.7	55.2	10.84
SVN-D08-121	Veta Amanda	34.95	35.35	0.40	10.65	12.6	10.68
SVN-D07-003	Veta Amanda	124.2	124.8	0.60	9.82	213	10.38
SVN-D08-098	Veta Amanda	56.9	57.4	0.50	10.35	10.1	10.38
SVN-D08-098	Veta Amanda	51.18	51.6	0.42	10.1	36.9	10.20
SVN-D08-144	Veta Sur	100.2	101.05	0.85	7.84	888	10.17
SVN-D08-103	Veta Amanda	12.1	12.6	0.50	10.05	12.7	10.08
SVN-D07-002	Veta Amanda	132.4	132.87	0.47	9.49	113	9.79
SVN-D08-096	Veta Amanda	231.15	231.82	0.67	9.6	36	9.69
SVN-D08-117	Veta Amanda	16	16.6	0.60	9.19	175	9.65
SVN-D08-198	Veta Norte	107.4	108	0.60	8.61	393	9.64
SVN-D08-132	Veta Sur	71	71.5	0.50	7.85	682	9.64
SVN-D08-046	Veta Amanda				8.49	400	9.54
SVN-D08-141	Veta Sur	88.2	90	1.80	9.31	12.3	9.34
SVN-D08-089	Veta Amanda	79	80	1.00	9.27	8.1	9.29
SVN-D08-155	Veta Sur				8.8	170	9.25
SSI-D08-106	Sinter	71	71.4	0.40	9.05	4.3	9.06
SVN-D08-134	Veta Sur	98.6	99.3	0.70	6.17	1055	8.93
SVN-D08-091	Veta Amanda	187.6	188	0.40	8.82	40.7	8.93
SVN-D08-176	Veta Amanda	266	266.4	0.40	8.57	43.6	8.68
SVN-D08-149	Veta Sur	64.2	64.98	0.78	6.28	902	8.64
SVN-D08-200	Veta Norte	127.53	128.3	0.77	8.19	147	8.58
SVN-D08-084	Veta Amanda	167.8	168.4	0.60	7.66	344	8.56
SVN-D08-078	Veta Amanda	29.15	29.6	0.45	8.41	53	8.55
SVN-D08-134	Veta Sur	99.7	100.1	0.40	2.36	2360	8.54
SVN-D07-005	Veta Sur	100.3	101.15	0.85	8.36	16.3	8.40
SVN-D08-078	Veta Amanda	36.3	36.93	0.63	8.33	15.8	8.37
SVN-D07-004	Veta Sur	23.15	24	0.85	8.22	2.3	8.23
SVN-D08-158	Veta Sur	119.35	119.75	0.40	7.76	169	8.20
SVN-D08-132	Veta Sur				7.34	323	8.19
SVN-D08-193	Veta Norte	20.2	20.6	0.40	7.96	17.6	8.01
SVN-D08-092	Veta Amanda	108	108.4	0.40	7.96	11.5	7.99
SVN-D08-130	Veta Sur	116.05	116.5	0.45	7.15	308	7.96
SVN-D08-102	Veta Amanda	31.15	32	0.85	7.84	33.4	7.93
SVN-D08-153	Veta Sur	37.15	37.7	0.55	7.84	25.1	7.91
SVN-D08-096	Veta Amanda	230.8	231.15	0.35	7.79	39.2	7.89
SVN-D08-155	Veta Sur	72.6	73.3	0.70	6.92	222	7.50
SVN-D08-176	Veta Amanda	262.8	263.2	0.40	7.46	10.6	7.49
SVN-D08-140	Veta Sur	61.85	62.6	0.75	5.14	864	7.40
SVN-D08-046	Veta Amanda	126.05	126.52	0.47	6.74	245	7.38
SVN-D08-206	Veta Norte	86.6	87.05	0.45	7.25	20.8	7.30
SVN-D08-057	Veta Amanda	141.2	141.6	0.40	6	493	7.29
SVN-D08-082	Veta Amanda	18.39	18.83	0.44	7.28	0.8	7.28
SVN-D07-011	Veta Norte	43	43.85	0.85	7.05	8.6	7.07
SVN-D08-209	Veta Norte	63.5	63.9	0.40	7.03	11.9	7.06
SVN-D08-057	Veta Amanda	151.11	151.64	0.53	6.4	242	7.03
SVN-D08-095	Veta Amanda	130.4	130.73	0.33	6.87	50.2	7.00
SVN-D08-193	Veta Norte	52.4	52.8	0.40	6.79	45.6	6.91
SVN-D08-096	Veta Amanda	230	230.4	0.40	6.64	90.2	6.88
SVN-D08-150	Veta Sur	22.2	22.7	0.50	6.23	230	6.83
SVN-D08-144	Veta Sur	98.75	99.15	0.40	6.17	230	6.77
SC-D08-030	Veta Maria Belen	64	64.91	0.91	6.75	3.8	6.76
SVN-D08-123	Veta Sur	119.5	120	0.50	3.77	1140	6.76
SVN-D08-084	Veta Amanda	193.45	194	0.55	6.58	58	6.73

Hole	Zone	From (m)	To (m)	Length (m)	Au g/t	Ag g/t	Au equivalent[1] g/t
SVN-D08-200	Veta Norte	80.6	81	0.40	6.6	47	6.72
SVN-D08-090	Veta Amanda	83.03	83.6	0.57	6.32	145	6.70
SVN-D08-098	Veta Amanda	56.4	56.9	0.50	6.68	4.7	6.69
SVN-D08-132	Veta Sur	73.5	74	0.50	4.63	764	6.63
SVN-D08-140	Veta Sur	61.05	61.85	0.80	6.05	155	6.46
SVN-D08-211	Veta Norte	107.45	108.25	0.80	6.21	86.2	6.44
SVN-D07-009	Veta Amanda	102.62	103.12	0.50	6.42	4.3	6.43
SVN-D08-150	Veta Sur	21	21.4	0.40	4.23	794	6.31
SC-D08-028	Veta Maria Belen	23.78	24.6	0.82	6.28	3.5	6.29
SVN-D08-127	Veta Sur	125.65	126.07	0.42	5.75	185	6.23
SVN-D08-117	Veta Amanda				5.97	92.9	6.21
SVN-D08-150	Veta Sur				6.01	64.5	6.18
SVN-D08-194	Veta Norte	53.9	54.35	0.45	6.12	22.2	6.18
SVN-D08-091	Veta Amanda	188	188.4	0.40	6.14	3.2	6.15
SVN-D08-117	Veta Amanda	18.6	19.3	0.70	6.03	30.2	6.11
SVN-D08-132	Veta Sur	74	74.5	0.50	4.72	525	6.10
SVN-D08-132	Veta Sur	76	76.5	0.50	5.58	185	6.06
SVN-D08-101	Veta Amanda	30.95	31.76	0.81	5.87	44.4	5.99
SVN-D08-130	Veta Sur	116.5	116.9	0.40	5.48	182	5.96
SVN-D08-082	Veta Amanda	84.3	84.75	0.45	5.48	135	5.83
SC-D08-044	Veta Maria Belen	94.45	95.25	0.80	5.75	21.9	5.81
SVN-D08-095	Veta Amanda	128.7	129.1	0.40	5.66	51.2	5.79
SVN-D08-158	Veta Sur	119.75	120.1	0.35	4.64	440	5.79
SSI-D08-110	Sinter	72.05	72.55	0.50	5.79	-0.5	5.79
SVN-D08-198	Veta Norte	108.5	108.9	0.40	4.9	247	5.55
SVN-D08-201	Veta Norte	156	156.5	0.50	5.13	151	5.53
SVN-D08-132	Veta Sur	71.5	72	0.50	3.36	794	5.44
SVN-D08-150	Veta Sur	18.5	19	0.50	5.2	83.4	5.42
SVN-D08-047	Veta Amanda	158	158.8	0.80	5.31	26.2	5.38
SVN-D08-093	Veta Amanda	170.8	171.3	0.50	5.35	2.9	5.36
SVN-D08-149	Veta Sur	62.2	62.6	0.40	5.16	59.2	5.32
SVN-D08-125	Veta Sur	150.3	150.7	0.40	2.9	917	5.30
SVN-D08-138	Veta Sur	46.9	47.85	0.95	4.9	148	5.29
SVN-D08-200	Veta Norte	81	81.6	0.60	4.91	139	5.27
SVN-D08-120	Veta Amanda	22	22.5	0.50	5.24	11.1	5.27
SVN-D08-193	Veta Norte	17.35	18.3	0.95	5.19	22.4	5.25
SVN-D07-009	Veta Amanda	67.05	67.55	0.50	5.13	44.5	5.25
SVN-D08-127	Veta Sur	126.8	127.2	0.40	4.57	229	5.17
SVN-D08-085	Veta Amanda	111	111.4	0.40	5.14	1.4	5.14
SVN-D08-195	Veta Norte	70	70.5	0.50	4.97	43.4	5.08
SVN-D08-018	Veta Cruzada	83.16	83.88	0.72	3.48	583	5.01
SSI-D08-108	Sinter	24	25	1.00	4.95	9	4.97
SVN-D08-153	Veta Sur	17	17.56	0.56	4.93	14	4.97
SVN-D07-001	Veta Amanda	14.8	15.3	0.50	4.96	2	4.97
SVN-D08-153	Veta Sur	38.6	39	0.40	4.65	112	4.94
SVN-D08-200	Veta Norte	68.34	68.75	0.41	4.77	24.1	4.83
SVN-D07-002	Veta Amanda	89.6	90.08	0.48	4.68	27.1	4.75
SVN-D08-085	Veta Amanda	51.96	52.6	0.64	4.66	25.8	4.73
SSI-D08-109	Sinter	53.45	54.1	0.65	4.7	9.3	4.72
SVN-D08-125	Veta Sur	152	152.5	0.50	4.25	180	4.72
SVN-D08-132	Veta Sur	70.5	71	0.50	4	249	4.65
SVN-D08-083	Veta Amanda	43.5	44	0.50	4.35	85.2	4.57
SVN-D07-009	Veta Amanda	45	45.5	0.50	4.53	8.8	4.55
SVN-D08-130	Veta Sur	114.3	114.7	0.40	4.35	70.8	4.54

Hole	Zone	From (m)	To (m)	Length (m)	Au g/t	Ag g/t	Au equivalent[1] g/t
SVN-D08-201	Veta Norte	155.5	156	0.50	4.3	66.7	4.47
SVN-D08-081	Veta Amanda	177.03	177.6	0.57	4.24	78.7	4.45
SVN-D08-151	Veta Sur	120.5	121	0.50	4.31	50.4	4.44
SVN-D07-007	Veta Sur	99.7	100.3	0.60	4	157	4.41
SVN-D08-129	Veta Sur	123.7	124.2	0.50	1.34	1170	4.41
SVN-D08-201	Veta Norte	156.9	157.3	0.40	3.74	241	4.37
SVN-D08-132	Veta Sur	78.5	79	0.50	3.69	252	4.35
SVN-D08-120	Veta Amanda	7.1	8	0.90	4.29	22.2	4.35
SVN-D08-155	Veta Sur	71.8	72.6	0.80	4.08	99.3	4.34
SVN-D08-188	Veta Norte	153.2	153.7	0.50	4.16	60	4.32
SVN-D08-118	Veta Amanda	6	7	1.00	4.26	17.9	4.31
SVN-D08-153	Veta Sur	29.4	29.9	0.50	3.62	257	4.29
SVN-D08-117	Veta Amanda	18.2	18.6	0.40	4.08	74.6	4.28
SVN-D08-086	Veta Amanda	175.86	176.6	0.74	4.13	33.9	4.22
SVN-D08-137	Veta Sur	74.7	76.3	1.60	3.56	241	4.19
SVN-D08-089	Veta Amanda	73	74	1.00	4.08	21.6	4.14
SSI-D08-167	Sinter	30	31	1.00	4.06	0.7	4.06
SVN-D08-141	Veta Sur	96	97.1	1.10	3.89	50.9	4.02
SC-D08-030	Veta Maria Belen	64.91	65.35	0.44	4	4.7	4.01
SVN-D08-159	Veta Sur	118	118.4	0.40	3.73	86.9	3.96
SVN-D08-046	Veta Amanda	120	120.5	0.50	3.1	323	3.95
SVN-D08-177	Veta Amanda	255.9	256.4	0.50	3.66	106	3.94
SVN-D08-084	Veta Amanda	194	194.56	0.56	3.66	105	3.94
SVN-D08-099	Veta Amanda	54.83	55.47	0.64	3.86	21.3	3.92
SVN-D08-087	Veta Amanda	77.7	78.1	0.40	3.9	3.4	3.91
SVN-D07-005	Veta Sur	102.2	102.7	0.50	3.75	52.8	3.89
SVN-D08-117	Veta Amanda	17.05	17.6	0.55	3.65	88.3	3.88
SVN-D08-198	Veta Norte	105.3	105.7	0.40	3.75	45.3	3.87
SVN-D08-091	Veta Amanda	190.7	191.4	0.70	3.81	7.6	3.83
SVN-D08-099	Veta Amanda	63	63.45	0.45	3.75	30.1	3.83
SVN-D08-102	Veta Amanda	34	35	1.00	3.81	5.3	3.82
SVN-D08-046	Veta Amanda	105.85	106.5	0.65	3.69	48.4	3.82
SVN-D08-018	Veta Cruzada	83.88	84.55	0.67	3.33	181	3.80
SVN-D08-105	Veta Amanda	15.25	15.75	0.50	3.78	7.3	3.80
SVN-D08-127	Veta Sur	126.4	126.8	0.40	2.88	349	3.79
SVN-D08-047	Veta Amanda	121.1	121.8	0.70	3.63	56.6	3.78
SVN-D08-207	Veta Norte	7.5	8	0.50	3.73	2.7	3.74
SVN-D08-204	Veta Norte	18.9	19.4	0.50	3.7	7.8	3.72
SVN-D08-130	Veta Sur				3.47	93.2	3.71
SVN-D08-137	Veta Sur	76.3	77	0.70	1.19	960	3.71
SVN-D08-176	Veta Amanda	293.06	293.8	0.74	2.91	303	3.70
SVN-D08-188	Veta Norte	169	170	1.00	3.54	54.1	3.68
SVN-D08-162	Veta Sur	25	25.65	0.65	3.52	56.2	3.67
SVN-D08-117	Veta Amanda	29.2	29.65	0.45	3.6	23.2	3.66
SVN-D08-152	Veta Sur	88	88.5	0.50	3.47	70.9	3.66
SVN-D08-209	Veta Norte	28.75	29.2	0.45	3.45	60.1	3.61
SVN-D08-117	Veta Amanda	16.6	17.05	0.45	3.33	99.3	3.59
SVN-D08-105	Veta Amanda	18.65	19.15	0.50	3.54	9.8	3.57
SVN-D08-098	Veta Amanda	33.4	33.85	0.45	3.53	1	3.53
SVN-D08-129	Veta Sur	126.5	127.5	1.00	3.33	71	3.52
SVN-D08-150	Veta Sur	22.7	23.65	0.95	2.72	293	3.49
SVN-D08-130	Veta Sur	173.55	174	0.45	3.45	4.2	3.46
SVN-D08-086	Veta Amanda	175.1	175.55	0.45	3.27	60.3	3.43
SVN-D08-130	Veta Sur	114.7	115.1	0.40	3.17	97.2	3.42

Hole	Zone	From (m)	To (m)	Length (m)	Au g/t	Ag g/t	Au equivalent[1] g/t
SVN-D08-158	Veta Sur	118.8	119.35	0.55	3.02	150	3.41
SVN-D07-009	Veta Amanda	65.85	66.25	0.40	3.33	29.8	3.41
SVN-D08-087	Veta Amanda	49.75	50.15	0.40	3.38	1.1	3.38
SVN-D08-177	Veta Amanda	256.4	256.9	0.50	3.12	95.6	3.37
SVN-D08-093	Veta Amanda	169.33	169.85	0.52	3.32	17.9	3.37
SC-D08-036	Veta Ailin	41	41.6	0.60	3.32	16	3.36
SVN-D08-130	Veta Sur	115.7	116.05	0.35	2.46	340	3.35
SVN-D08-118	Veta Amanda	17	17.5	0.50	3.31	9.2	3.33
SVN-D08-192	Veta Norte	19.5	20.25	0.75	3.09	83.4	3.31
SVN-D08-136	Veta Sur	34.5	35	0.50	3.29	6.2	3.31
SVN-D08-120	Veta Amanda	15.78	16.23	0.45	3.18	36.2	3.27
SVN-D08-192	Veta Norte	15.6	16.1	0.50	3.15	45.6	3.27
SVN-D08-121	Veta Amanda	41.55	43	1.45	3.13	48.7	3.26
SVN-D08-206	Veta Norte	92.9	93.6	0.70	0.309	1125	3.26
SVN-D08-051	Veta Sur				2.48	289	3.24
SVN-D08-132	Veta Sur	74.5	75	0.50	1.65	604	3.23
SSI-D08-167	Sinter	54	55	1.00	3.22	1.2	3.22
SVN-D08-127	Veta Sur	126.07	126.4	0.33	2.63	224	3.22
SVN-D07-002	Veta Amanda	88.1	88.5	0.40	3.14	25	3.21
SVN-D08-193	Veta Norte	19.2	20.2	1.00	3.14	15.5	3.18
SVN-D08-096	Veta Amanda	230.4	230.8	0.40	2.9	105	3.18
SVN-D08-078	Veta Amanda	30.8	32	1.20	3.05	47.4	3.17
SVN-D08-118	Veta Amanda	14.25	15.4	1.15	3.12	18	3.17
SVN-D08-046	Veta Amanda	150.35	150.8	0.45	3.1	21.1	3.16
SVN-D08-100	Veta Amanda	53	54	1.00	3.15	1.9	3.15
SVN-D07-004	Veta Sur	41	41.77	0.77	2.81	129	3.15
SVN-D07-005	Veta Sur	62	62.7	0.70	3.08	15.8	3.12
SVN-D08-104	Veta Amanda	23.2	23.6	0.40	3.1	5.7	3.11
SVN-D08-152	Veta Sur	86.5	87.3	0.80	3.03	20.6	3.08
SVN-D07-003	Veta Amanda	147.3	147.75	0.45	3.03	8.3	3.05
SVN-D08-142	Veta Sur	72.55	73	0.45	0.519	962	3.04
SVN-D08-203	Veta Norte	206.5	206.9	0.40	2.84	69.9	3.02
SVN-D07-006	Veta Sur	9	9.5	0.50	2.8	84.8	3.02
SVN-D08-204	Veta Norte	15.9	16.3	0.40	3	3.7	3.01
SSI-D08-110	Sinter	1	2.35	1.35	2.99	5.6	3.00
SVN-D08-137	Veta Sur	77	77.5	0.50	1.07	738	3.00
SVN-D08-153	Veta Sur	42.6	43	0.40	2.58	153	2.98
SVN-D08-193	Veta Norte	46.05	46.53	0.48	2.81	57.8	2.96
SVN-D08-192	Veta Norte	70.4	70.8	0.40	2.42	202	2.95
SVN-D08-188	Veta Norte	168	169	1.00	2.5	143	2.87
SVN-D08-193	Veta Norte	15	16	1.00	2.84	13.2	2.87
SVN-D07-006	Veta Sur	6.5	7	0.50	2.5	130	2.84
SVN-D08-085	Veta Amanda	52.6	53	0.40	2.75	22.8	2.81
SSI-D08-116	Sinter	87	87.9	0.90	2.8	0.9	2.80
SVN-D08-153	Veta Sur	38.2	38.6	0.40	2.01	301	2.80
SVN-D08-132	Veta Sur	72.5	73	0.50	2.54	87.9	2.77
SVN-D08-048	Veta Sur	101.35	101.9	0.55	1.12	623	2.75
SVN-D08-103	Veta Amanda	18.07	18.4	0.33	2.71	14.3	2.75
SVN-D08-136	Veta Sur	11.75	12.9	1.15	2.57	63.4	2.74
SVN-D08-177	Veta Amanda	256.9	257.3	0.40	2.44	105	2.72
SVN-D07-011	Veta Norte	40.9	41.35	0.45	2.68	9.5	2.70
SVN-D08-046	Veta Amanda	122	122.5	0.50	2.56	51.1	2.69
SVN-D08-203	Veta Norte	206.9	207.3	0.40	2.58	35.6	2.67
SVN-D08-102	Veta Amanda	33.6	34	0.40	2.64	6.7	2.66

Hole	Zone	From (m)	To (m)	Length (m)	Au g/t	Ag g/t	Au equivalent[1] g/t
SVN-D08-121	Veta Amanda	39.6	40.1	0.50	2.48	64.9	2.65
SVN-D08-194	Veta Norte	54.35	54.8	0.45	2.55	38	2.65
SVN-D08-123	Veta Sur	131.5	132	0.50	2.38	96.4	2.63
SVN-D08-094	Veta Amanda	218.8	219.05	0.25	2.59	8.2	2.61
SVN-D08-104	Veta Amanda	39	40.45	1.45	2.54	8.8	2.56
SVN-D08-086	Veta Amanda	155.35	155.9	0.55	2.27	106	2.55
SC-D08-015	Veta Las Latitas	41.75	42.25	0.50	2.51	12.4	2.54
SSI-D08-106	Sinter	71.4	71.85	0.45	2.53	3.3	2.54
SVN-D08-192	Veta Norte	66.5	67	0.50	1.67	331	2.54
SVN-D07-006	Veta Sur	6	6.5	0.50	2.45	29.8	2.53
SC-D08-030	Veta Maria Belen	63.42	64	0.58	2.51	6.8	2.53
SVN-D07-003	Veta Amanda	73.08	73.8	0.72	2.31	75.6	2.51
SVN-D08-129	Veta Sur	130.9	131.4	0.50	0.487	769	2.50
SVN-D08-129	Veta Sur	125	125.5	0.50	2.36	43.4	2.47
SVN-D08-083	Veta Amanda	34.3	34.75	0.45	2.45	5.8	2.47
SVN-D08-083	Veta Amanda	32.7	33.1	0.40	2.37	16.2	2.41
SVN-D08-101	Veta Amanda	14.8	15.25	0.45	2.37	16	2.41
SVN-D08-162	Veta Sur	24.5	25	0.50	2.11	102	2.38
SVN-D08-082	Veta Amanda	49.41	50.17	0.76	2.1	105	2.38
SVN-D07-011	Veta Norte	33.9	34.5	0.60	2.31	21.4	2.37
SVN-D08-086	Veta Amanda	163	163.4	0.40	2.33	13.7	2.37
SVN-D08-049	Veta Sur	27.3	27.85	0.55	2.15	76.2	2.35
SVN-D08-095	Veta Amanda	129.65	130.4	0.75	2.31	14.3	2.35
SVN-D08-130	Veta Sur	115.1	115.7	0.60	2.09	95	2.34
SVN-D08-176	Veta Amanda	264.4	264.8	0.40	2.15	71.7	2.34
SVN-D08-149	Veta Sur	62.6	63	0.40	1.765	215	2.33
SVN-D08-047	Veta Amanda	150.4	151.4	1.00	2.3	6.6	2.32
SVN-D08-123	Veta Sur	123.5	124	0.50	1.56	287	2.31
SVN-D07-001	Veta Amanda	79	80	1.00	2.27	14.4	2.31
SVN-D08-140	Veta Sur	62.6	63	0.40	2.13	64.3	2.30
SVN-D08-076	Veta Amanda	21.95	22.35	0.40	2.27	5.4	2.28
SVN-D08-123	Veta Sur	120	120.5	0.50	1.695	220	2.27
SVN-D08-169	Veta Amanda	212	213	1.00	2.23	10	2.26
SVN-D08-160	Veta Sur	24.9	25.9	1.00	1.845	152	2.24
SVN-D08-203	Veta Norte	273.9	274.3	0.40	2.23	1.6	2.23
SVN-D07-007	Veta Sur	100.3	100.85	0.55	2.03	70.8	2.22
SVN-D08-193	Veta Norte	49.5	49.9	0.40	2.12	33.2	2.21
SVN-D08-150	Veta Sur	24	24.5	0.50	2.11	36.2	2.20
SVN-D08-051	Veta Sur	148	148.8	0.80	1.62	221	2.20
SVN-D08-081	Veta Amanda	220.97	221.2	0.23	2.16	11.6	2.19
SVN-D07-010	Veta Amanda	85.55	86	0.45	2.18	3.8	2.19
SVN-D08-089	Veta Amanda	74	75	1.00	2.15	13.4	2.19
SVN-D08-052	Veta Sur	84.5	85	0.50	2.13	12.7	2.16
SVN-D08-176	Veta Amanda	290.06	290.55	0.49	1.74	161	2.16
SC-D08-015	Veta Las Latitas	42.25	42.77	0.52	2.1	22.7	2.16
SVN-D08-120	Veta Amanda	16.7	17.25	0.55	1.975	69.2	2.16
SSI-D08-116	Sinter	90.4	91.5	1.10	2.14	1.7	2.14
SVN-D08-139	Veta Sur	84.95	85.25	0.30	1.94	73.9	2.13
SVN-D08-142	Veta Sur	98.75	99.8	1.05	1.785	131	2.13
SVN-D08-209	Veta Norte	57	57.4	0.40	2.07	22.1	2.13
SVN-D08-159	Veta Sur	143.43	144.1	0.67	2.08	18.1	2.13
SVN-D08-083	Veta Amanda	41.7	42.1	0.40	2.12	2.7	2.13
SVN-D07-004	Veta Sur	30	31	1.00	2.12	2.2	2.13
SVN-D08-083	Veta Amanda	33.1	33.5	0.40	2.1	8.7	2.12

Hole	Zone	From (m)	To (m)	Length (m)	Au g/t	Ag g/t	Au equivalent[1] g/t
SVN-D08-046	Veta Amanda	150.8	151.2	0.40	2.09	10.4	2.12
SVN-D08-150	Veta Sur	21.8	22.2	0.40	1.85	101	2.11
SVN-D07-012	Veta Norte	89.95	90.7	0.75	2.06	19.7	2.11
SVN-D08-211	Veta Norte	174.4	175	0.60	2.01	33.7	2.10
SVN-D08-195	Veta Norte	68	68.6	0.60	2.02	18.8	2.07
SVN-D08-176	Veta Amanda	265.2	265.6	0.40	1.975	34.4	2.07
SVN-D08-123	Veta Sur	118.5	119	0.50	1.855	79.1	2.06
SVN-D08-157	Veta Sur	106.4	106.8	0.40	1.73	119	2.04
SSI-D08-108	Sinter	25	26.5	1.50	2.03	4	2.04
SVN-D08-195	Veta Norte	12.4	13.2	0.80	2.02	6.9	2.04
SVN-D08-076	Veta Amanda	35.85	36.25	0.40	1.86	65.1	2.03
SVN-D08-102	Veta Amanda	57.4	57.85	0.45	2.01	4.6	2.02
SVN-D08-082	Veta Amanda	19.37	19.8	0.43	2.01	1.1	2.01
SVN-D08-129	Veta Sur	86.3	86.85	0.55	1.99	8.3	2.01
SVN-D08-134	Veta Sur	91.85	92.23	0.38	1.97	15.1	2.01
SVN-D07-010	Veta Amanda	79.5	80	0.50	1.915	35.3	2.01
SVN-D08-085	Veta Amanda	49.4	50.4	1.00	1.975	9.2	2.00
SVN-D08-092	Veta Amanda	140.65	141.08	0.43	1.93	18.5	1.98
SVN-D08-077	Veta Amanda	85.03	85.43	0.40	1.845	49.7	1.98
SVN-D07-006	Veta Sur	32	32.5	0.50	1.83	54.9	1.97
SVN-D08-094	Veta Amanda	167.66	168.1	0.44	1.91	24.2	1.97
SVN-D08-056	Veta Amanda	80.25	81	0.75	1.965	1.7	1.97
SVN-D08-133	Veta Sur	137.8	138.2	0.40	1.84	42.3	1.95
SVN-D08-084	Veta Amanda	195.56	195.98	0.42	1.68	102	1.95
SVN-D08-046	Veta Amanda	119.3	120	0.70	1.5	169	1.94
SVN-D08-094	Veta Amanda	169.65	170.1	0.45	1.915	2.4	1.92
SSI-D08-110	Sinter	71.45	72.05	0.60	1.905	1.1	1.91
SC-D08-043	Veta Maria Belen	55.4	55.8	0.40	1.86	7.9	1.88
SVN-D08-150	Veta Sur	18	18.5	0.50	1.76	43.6	1.87
SVN-D08-194	Veta Norte	55.7	56.1	0.40	1.795	27.1	1.87
SSI-D08-167	Sinter	37	38	1.00	1.85	4.2	1.86
SVN-D08-198	Veta Norte	105.7	107.4	1.70	1.785	28.2	1.86
SVN-D08-101	Veta Amanda	21.19	21.74	0.55	1.845	4.7	1.86
SVN-D08-130	Veta Sur				1.66	68.3	1.84
SVN-D08-130	Veta Sur	129.2	129.7	0.50	1.785	18.2	1.83
SVN-D08-076	Veta Amanda	15.25	16.25	1.00	1.81	8.5	1.83
SVN-D08-127	Veta Sur	129.2	129.7	0.50	1.605	78	1.81
SVN-D08-210	Veta Norte	88.35	89.25	0.90	1.62	71.8	1.81
SVN-D08-130	Veta Sur	77.55	77.95	0.40	1.485	121	1.80
SVN-D08-176	Veta Amanda	266.8	267.2	0.40	1.46	127	1.79
SVN-D08-124	Veta Sur	203	203.5	0.50	1.57	85	1.79
SVN-D08-209	Veta Norte	49	49.5	0.50	1.78	1.9	1.78
SVN-D08-117	Veta Amanda	11.85	12.3	0.45	1.735	14.7	1.77
SVN-D07-006	Veta Sur	32.5	33	0.50	1.69	29.8	1.77
SVN-D08-142	Veta Sur	71.62	72.55	0.93	0.816	360	1.76
SVN-D08-157	Veta Sur	97.75	98.25	0.50	1.635	47.1	1.76
SVN-D08-017	Veta Cruzada	62.5	63	0.50	1.67	32.4	1.75
SVN-D08-083	Veta Amanda	42.6	43	0.40	1.72	9.5	1.74
SVN-D08-077	Veta Amanda	103.4	103.8	0.40	1.52	85	1.74
SVN-D08-099	Veta Amanda	63.45	64	0.55	1.545	75	1.74
SVN-D08-176	Veta Amanda	264.8	265.2	0.40	1.67	24.5	1.73
SVN-D08-194	Veta Norte	113.75	114.25	0.50	1.72	-0.5	1.72
SVN-D08-193	Veta Norte	0.4	1.4	1.00	1.685	4.2	1.70
SVN-D08-157	Veta Sur	103	103.5	0.50	1.635	13.8	1.67

Hole	Zone	From (m)	To (m)	Length (m)	Au g/t	Ag g/t	Au equivalent[1] g/t
SVN-D08-120	Veta Amanda	16.23	16.7	0.47	1.58	33.6	1.67
SVN-D08-123	Veta Sur	120.5	121	0.50	1.18	183	1.66
SVN-D07-010	Veta Amanda	69	70	1.00	1.655	1	1.66
SVN-D08-076	Veta Amanda	17.25	18.2	0.95	1.61	12.7	1.64
SVN-D08-143	Veta Sur	94.4	94.9	0.50	1.525	43.1	1.64
SVN-D08-195	Veta Norte	69	70	1.00	1.605	8.4	1.63
SVN-D07-002	Veta Amanda	76.22	76.65	0.43	1.575	18.6	1.62
SC-D08-028	Veta Maria Belen	88.3	88.8	0.50	1.6	8.9	1.62
SVN-D08-139	Veta Sur	79.66	80	0.34	1.58	14.2	1.62
SVN-D08-091	Veta Amanda	177.8	178.35	0.55	1.315	115	1.62
SVN-D07-002	Veta Amanda	87.55	88.1	0.55	1.02	227	1.61
SVN-D08-201	Veta Norte	156.5	156.9	0.40	1.5	42.1	1.61
SVN-D08-176	Veta Amanda	265.6	266	0.40	1.465	52.2	1.60
SVN-D08-100	Veta Amanda	10.7	11.2	0.50	1.59	3	1.60
SVN-D08-127	Veta Sur				1.21	144	1.59
SVN-D08-176	Veta Amanda	264	264.4	0.40	1.49	34.2	1.58
SVN-D08-127	Veta Sur	128.8	129.2	0.40	1.215	139	1.58
SVN-D08-080	Veta Amanda	28.15	28.55	0.40	1.54	14.6	1.58
SVN-D08-121	Veta Amanda	13.5	14.7	1.20	1.57	1.8	1.57
SVN-D08-130	Veta Sur	76.6	77.1	0.50	1.395	68.1	1.57
SVN-D08-157	Veta Sur	83	83.5	0.50	1.435	51.4	1.57
SVN-D08-158	Veta Sur	79.6	80	0.40	1.535	12.4	1.57
SVN-D08-202	Veta Norte	75.7	76.1	0.40	1.55	6.5	1.57
SVN-D08-117	Veta Amanda	15.4	16	0.60	1.465	38.8	1.57
SC-D08-053	Veta Maria Belen	12.5	13	0.50	1.555	1.9	1.56
SVN-D08-101	Veta Amanda	31.76	32.7	0.94	1.495	20.6	1.55
SVN-D07-002	Veta Amanda	132.87	133.37	0.50	1.51	12.6	1.54
SVN-D08-152	Veta Sur	87.3	88	0.70	1.375	60.3	1.53
SVN-D08-142	Veta Sur	70.1	70.85	0.75	1.415	45	1.53
SVN-D08-131	Veta Sur	118.1	118.7	0.60	1.15	144	1.53
SVN-D08-081	Veta Amanda	154.7	155.1	0.40	1.205	123	1.53
SVN-D08-052	Veta Sur	128.6	129.2	0.60	1.48	14.7	1.52
SVN-D08-138	Veta Sur	57.53	58.45	0.92	1.435	24.1	1.50
SC-D08-062	Veta Tonina	75.6	76.23	0.63	1.325	64.1	1.49
SVN-D08-095	Veta Amanda	201.5	201.9	0.40	1.475	6	1.49
SVN-D08-130	Veta Sur	77.95	78.35	0.40	1.27	81.1	1.48
SC-D08-037	Veta Ailin	103	103.5	0.50	1.455	5.1	1.47
SVN-D08-077	Veta Amanda	84.73	85.03	0.30	1.19	105	1.47
SVN-D08-149	Veta Sur	61.4	62.2	0.80	1.1	139	1.46
SVN-D08-141	Veta Sur	93	96	3.00	1.395	25.3	1.46
SVN-D08-117	Veta Amanda	7.1	7.5	0.40	1.42	15.2	1.46
SVN-D08-102	Veta Amanda	29.5	30	0.50	1.4	20	1.45
SVN-D08-084	Veta Amanda	27.9	28.32	0.42	1.42	11.6	1.45
SVN-D08-077	Veta Amanda	57	58.09	1.09	1.405	17	1.45
SVN-D08-125	Veta Sur	151.15	151.66	0.51	1.19	98.1	1.45
SVN-D08-086	Veta Amanda	194	194.65	0.65	1.42	9.1	1.44
SVN-D08-192	Veta Norte	18	19	1.00	1.42	7.8	1.44
SVN-D08-123	Veta Sur	128.5	129	0.50	1.19	94.2	1.44
SVN-D08-098	Veta Amanda	91.2	91.55	0.35	1.435	0.5	1.44
SC-D08-042	Veta Maria Belen	94.85	95.25	0.40	1.4	8.8	1.42
SC-D08-028	Veta Maria Belen	87.6	88.3	0.70	1.395	10	1.42
SVN-D08-118	Veta Amanda	13.5	14.25	0.75	1.37	17.7	1.42
SVN-D08-159	Veta Sur	112.3	112.7	0.40	1.36	20.7	1.41
SVN-D08-130	Veta Sur	128	129.2	1.20	1.165	94.7	1.41

Hole	Zone	From (m)	To (m)	Length (m)	Au g/t	Ag g/t	Au equivalent[1] g/t
SVN-D07-001	Veta Amanda	17.05	17.5	0.45	1.41	0.8	1.41
SVN-D08-052	Veta Sur	70.5	71.15	0.65	1.405	2.6	1.41
SVN-D08-056	Veta Amanda	84	86	2.00	1.39	0.9	1.39
SVN-D07-007	Veta Sur	33.9	34.75	0.85	1.375	4	1.39
SVN-D08-200	Veta Norte	71.4	71.8	0.40	1.375	3.2	1.38
SVN-D07-002	Veta Amanda	66.5	67.12	0.62	1.37	2.5	1.38
SVN-D08-177	Veta Amanda	157.05	157.45	0.40	1.315	19.5	1.37
SVN-D08-150	Veta Sur	34.5	35	0.50	1.31	21.4	1.37
SC-D08-042	Veta Maria Belen	94.4	94.85	0.45	1.35	4.7	1.36
SVN-D08-121	Veta Amanda	43.85	45.8	1.95	1.33	10.1	1.36
SVN-D08-083	Veta Amanda	38.3	39.1	0.80	1.35	2.1	1.36
SVN-D08-152	Veta Sur	88.5	89	0.50	0.811	199	1.33
SVN-D08-125	Veta Sur	135	136	1.00	1.285	17.1	1.33
SVN-D08-142	Veta Sur	98.37	98.75	0.38	1.245	27.4	1.32
SVN-D08-193	Veta Norte	8.6	9.4	0.80	1.295	8.1	1.32
SVN-D08-188	Veta Norte	152.45	153.2	0.75	1.295	7.2	1.31
SSI-D08-110	Sinter	74.85	75.3	0.45	1.305	2.4	1.31
SVN-D08-192	Veta Norte	71.25	73	1.75	1.12	71.1	1.31
SVN-D08-118	Veta Amanda	9.8	10.2	0.40	1.275	11.5	1.31
SVN-D08-092	Veta Amanda	101.2	101.7	0.50	1.3	1	1.30
SVN-D08-193	Veta Norte	11.45	11.85	0.40	1.3	0.8	1.30
SVN-D08-088	Veta Amanda	225.52	226.4	0.88	1.265	11.4	1.29
SVN-D08-132	Veta Sur	73	73.5	0.50	1.11	69.9	1.29
SVN-D08-191	Veta Norte	147.6	148.1	0.50	1.26	12.6	1.29
SSI-D08-109	Sinter	100.3	100.7	0.40	1.26	12	1.29
SVN-D08-209	Veta Norte	42	42.6	0.60	1.285	1.7	1.29
SVN-D08-137	Veta Sur	77.5	78.4	0.90	0.705	218	1.28
SVN-D08-102	Veta Amanda	39.7	40.55	0.85	1.235	15.7	1.28
SVN-D08-077	Veta Amanda	70.45	70.95	0.50	0.972	115	1.27
SVN-D08-201	Veta Norte	123	123.6	0.60	1.26	4.9	1.27
SVN-D08-057	Veta Amanda	150.1	150.6	0.50	1.065	78	1.27
SVN-D08-052	Veta Sur	92	94	2.00	1.235	11.6	1.27
SVN-D08-046	Veta Amanda	124.2	125	0.80	1.025	91.2	1.26
SVN-D08-117	Veta Amanda	25.9	26.9	1.00	1.26	1	1.26
SSI-D08-074	Sinter	24	25	1.00	1.245	-0.5	1.24
SVN-D08-195	Veta Norte	12	12.4	0.40	1.205	14.4	1.24
SVN-D08-192	Veta Norte	42	43	1.00	1.225	2.9	1.23
SVN-D08-051	Veta Sur	78.3	78.7	0.40	1.225	2.2	1.23
SVN-D08-094	Veta Amanda	169.15	169.65	0.50	1.19	13.6	1.23
SVN-D08-051	Veta Sur	81	81.6	0.60	1.22	2.1	1.23
SVN-D08-104	Veta Amanda	25.6	26.25	0.65	1.205	6	1.22
SVN-D08-206	Veta Norte	93.6	94	0.40	0.418	302	1.21
SVN-D08-046	Veta Amanda	125	125.55	0.55	1.2	3.4	1.21
SVN-D08-083	Veta Amanda	80.1	80.5	0.40	1.21	-0.5	1.21
SC-D08-028	Veta Maria Belen	86.6	87.26	0.66	1.195	3.4	1.20
SC-D08-042	Veta Maria Belen	94	94.4	0.40	1.195	3.4	1.20
SC-D08-028	Veta Maria Belen	87.2	87.6	0.40	1.195	3.3	1.20
SSI-D08-167	Sinter	29	30	1.00	1.195	1.5	1.20
SVN-D08-206	Veta Norte	123.35	124	0.65	1.185	5.3	1.20
SVN-D07-003	Veta Amanda	77.38	77.9	0.52	1.165	11.8	1.20
SVN-D08-153	Veta Sur	40.5	41.2	0.70	1.13	24.5	1.19
SVN-D08-100	Veta Amanda	13.85	14.6	0.75	1.18	5.1	1.19
SVN-D08-207	Veta Norte	16.4	16.9	0.50	1.18	2.8	1.19
SVN-D08-083	Veta Amanda	31.45	32.35	0.90	1.065	46	1.19

Hole	Zone	From (m)	To (m)	Length (m)	Au g/t	Ag g/t	Au equivalent[1] g/t
SVN-D08-097	Veta Amanda	37.3	37.85	0.55	1.175	3.5	1.18
SVN-D08-149	Veta Sur	79.8	80.2	0.40	0.886	113	1.18
SVN-D08-171	Veta Amanda	200.9	201.4	0.50	1.15	11.7	1.18
SVN-D08-206	Veta Norte	82	83	1.00	1.15	11	1.18
SVN-D08-083	Veta Amanda	43	43.5	0.50	1.115	18.6	1.16
SVN-D08-209	Veta Norte	48	49	1.00	1.155	1.8	1.16
SVN-D08-117	Veta Amanda	27.95	28.4	0.45	1.15	2.8	1.16
SVN-D08-130	Veta Sur	171.35	171.85	0.50	1.125	12.3	1.16
SVN-D08-076	Veta Amanda	29.15	29.6	0.45	1.15	1.5	1.15
SC-D08-044	Veta Maria Belen	93.8	94.45	0.65	1.095	22	1.15
SVN-D07-002	Veta Amanda	73.4	73.8	0.40	1.145	2.7	1.15
SVN-D08-051	Veta Sur	85.5	86.15	0.65	1.14	2.9	1.15
SVN-D08-125	Veta Sur	147	147.5	0.50	1.065	30.8	1.15
SVN-D07-004	Veta Sur	24	26	2.00	1.14	0.8	1.14
SVN-D08-052	Veta Sur	103.56	104	0.44	0.98	61.5	1.14
SVN-D07-011	Veta Norte	48	49	1.00	1.135	1.7	1.14
SVN-D08-056	Veta Amanda	171.6	172.4	0.80	1.13	2.9	1.14
SVN-D08-168	Veta Amanda	362	362.8	0.80	0.621	193	1.13
SSI-D08-167	Sinter	42	43	1.00	1.115	3.6	1.12
SVN-D08-176	Veta Amanda	255.15	255.6	0.45	1.055	25.2	1.12
SVN-D08-132	Veta Sur	70	70.5	0.50	1.07	17.6	1.12
SVN-D08-117	Veta Amanda	17.6	18.2	0.60	0.965	56.5	1.11
SVN-D08-087	Veta Amanda	88	88.4	0.40	1.08	11.2	1.11
SVN-D08-048	Veta Sur	106	107	1.00	1.045	23.6	1.11
SVN-D08-198	Veta Norte	104.2	104.7	0.50	1.065	12.3	1.10
SVN-D08-129	Veta Sur	130.5	130.9	0.40	0.961	51.7	1.10
SVN-D08-176	Veta Amanda	262	262.4	0.40	1.065	11.5	1.10
SVN-D08-086	Veta Amanda	171.6	172.2	0.60	1.08	1.2	1.08
SVN-D08-201	Veta Norte	210.7	211.3	0.60	0.988	33.1	1.07
SVN-D08-188	Veta Norte	170	170.5	0.50	1.04	12.8	1.07
SSI-D08-108	Sinter	42.5	43.5	1.00	1.065	1	1.07
SVN-D08-092	Veta Amanda	107.6	108	0.40	1.025	15.1	1.06
SVN-D08-090	Veta Amanda	122.13	122.9	0.77	1.06	-0.5	1.06
SVN-D08-210	Veta Norte	145.1	145.8	0.70	0.607	172	1.06
SVN-D08-102	Veta Amanda	32	33.6	1.60	1.045	4	1.06
SSI-D08-110	Sinter	25.45	25.85	0.40	1.04	5.1	1.05
SSI-D08-167	Sinter	27	28	1.00	1.05	1.2	1.05
SVN-D08-141	Veta Sur	91.8	93	1.20	0.965	32.8	1.05
SVN-D08-192	Veta Norte	17.25	18	0.75	1.03	6.7	1.05
SVN-D08-141	Veta Sur	49.45	49.85	0.40	0.966	30.2	1.05
SVN-D08-127	Veta Sur	125.1	125.65	0.55	1.015	10.2	1.04
SVN-D08-204	Veta Norte	15.3	15.9	0.60	1.025	4.9	1.04
SVN-D07-005	Veta Sur	101.7	102.2	0.50	0.993	16.7	1.04
SVN-D07-012	Veta Norte	65.4	66.35	0.95	1.01	8.6	1.03
SVN-D08-157	Veta Sur	100	100.5	0.50	1.015	3.5	1.02
SSI-D08-107	Sinter	31.3	31.9	0.60	1.02	0.9	1.02
SVN-D08-194	Veta Norte	96	96.5	0.50	1.01	4.3	1.02
SVN-D08-105	Veta Amanda	20.15	22.15	2.00	1.01	1.7	1.01
SVN-D08-158	Veta Sur	65.8	66.4	0.60	0.994	6.8	1.01
SVN-D08-121	Veta Amanda	26.15	26.55	0.40	1.005	1.7	1.01
SVN-D08-099	Veta Amanda	52.28	53.25	0.97	0.889	45.7	1.01
SVN-D07-003	Veta Amanda	113.3	114	0.70	1.005	-0.5	1.00
SVN-D07-013	Veta Sur	38.5	39.5	1.00	0.969	12.3	1.00
SVN-D08-143	Veta Sur	81.6	82	0.40	0.962	14.3	1.00
SVN-D08-095	Veta Amanda	133.9	134.36	0.46	0.987	4.5	1.00
SVN-D08-142	Veta Sur	96	97.5	1.50	0.909	34	1.00

In 2008 CCSA incurred $4,551,394 in exploration expenses on the La Josefina property. In 2007 CCSA incurred approximately $825,000 in exploration expenses on the La Josefina property.

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

b) Manifestation of Discoveries: The holder of a cateo has exclusive right to establish a Manifestation of Discovery (MD) on that cateo, but MDs can also be set without a cateo on any land not covered by another entity’s cateo. MDs are filed as either a vein or a disseminated discovery. A square protection zone can be declared around the discovery – up to 840 hectares for a vein MD or up to 7,000 hectares for a disseminated MD. The protection zone grants the discoverer exclusive rights for an indefinite period, during which the discoverer must provide an annual report presenting a program of exploration work and investments related to the protection zone.

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

The miner shall have to invest in the mine equipment, camps, building, roads, power plants, within the term of 5 years for a minimum amount of 500 times the annual Lease.

Provinces that decide to collect royalties may not receive a percentage exceeding three per cent over the “mine’s exit value” of the extracted ore.

Bajo Pobré Property

Overview

In January, 2006 CCSA signed a Letter of Intent with FK Minera S.A. to acquire a 100% interest in the Bajo Pobré gold property located in Santa Cruz Province, Argentina. In March, 2007 CCSA signed a final contract to acquire the Bajo Pobré property.  Pursuant to this agreement, CCSA can earn up to a 100% equity interest in the Bajo Pobré property by making cash payments and exploration expenditures over a five-year earn-in period. The required expenditures and ownership levels upon meeting those requirements are:

Year of the Agreement	Payment to FK Minera S.A.	Exploration Expenditures	Ownership
First Year	$50,000	$250,000	0%
Second Year	$50,000	$250,000	0%
Third Year	$75,000	$0	51%
Fourth Year	$75,000	$0	60%
Fifth Year	$75,000	$0	100%

CCSA paid approximately half of its required payment to FK Minera S.A. in the second year of the agreement and all of its required payment to FK Minera S.A. in the first year of the agreement.  CCSA has not engaged in any exploration activity on the Bajo Pobré property. CCSA has not fulfilled any of our exploration obligations relative to the Bajo Pobré property. Further, CCSA has not received any form of formal relief from the contract terms relating to the Bajo Pobré property.

After the fifth year, CCSA shall pay FK Minera the greater of a 1% NSR royalty on commercial production or US$100,000 per year.  CCSA has the option to purchase the NSR Royalty for a lump sum payment of US$1,000,000 less the sum of all royalty payments made to FK Minera to that point. CCSA has the right to conduct exploration on these properties for a period of at least 1,000 days and retains 100% ownership of any mineral deposit found within. Should a mineral deposit be discovered, the Company has the exclusive option to file for mining rights of said deposit.

Filed with the Santa Cruz provincial mining authority, the Bajo Pobré property is comprised of one “Manifestation of Discovery” type mining claim designated “MD Joanna Belem 409162/S/94 and 32 covering “pertenencia” type mining claims. The property covers an area of approximately 120 square kilometers.

Location and Accessibility

The Bajo Pobré Property is located in north-central Santa Cruz province near 47 18’ 04” south latitude and 69 11’ 28” west longitude, 90 kilometers south of the town of Las Heras. It can be accessed by driving west from Las Heras on provincial route 43 for 53 kilometers then south on route 39 for 85 kilometers crossing estancias Laguna grande, El Mirasol, La Herradura and Cumbres Blancas. From there, turning south-east on the access road to Estancia Santa Cruz and traveling an additional 82 kilometers to the property boundary. The total distance of 220 kilometers can be traveled in the summer by two wheel drive vehicles and normally in the winter by four wheel drive vehicles.

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

Exploration Program

We have not engaged in any exploration activity on the Bajo Pobré property. We have not fulfilled any of our exploration obligations relative to the Bajo Pobré property. We plan to allocate the bulk of future exploration expenditures to diamond core drilling of established targets after a thorough review of the database.  In addition, a small percentage of exploration expenditures will be allocated to property-wide reconnaissance to identify additional drill targets

El Gateado Property

Overview

In March, 2006 CCSA acquired the right to conduct exploration on El Gateado for a period of at least 1,000 days and retain 100% ownership of any mineral deposit found within. Should a mineral deposit be discovered, we have the exclusive option to file for mining rights on the deposit. CCSA paid a one-time filing fee of US$ 3,226 for El Gateado.

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

History

No known exploration has taken place at El Gateado prior to the work completed by CCSA in 2006 and 2007 (See below). During that time CCSA conducted a program consisting of surface channel outcrop sampling, geological mapping, topographic surveying and 1,500 meters of diamond core drilling.

Geology

The project is located within the Deseado Massif which is dominated by felsic volcanic and volcaniclastic rock units belonging to a few major regional sequences deposited in middle- to late-Jurassic time. The rocks are broken into a series of regional fractures that probably represent reactivated basement fracture zones. Faults active during the period of intense Jurassic extension and volcanism trend mostly NNW-SSE and form a series of grabens, half-grabens and horst blocks which are tilted slightly to the east. Since Jurassic time, the rocks have been cut by normal faults of several different orientations, mainly NW-SE and ENE-WSW but have undergone only a moderate amount of compression. In general, the Jurassic rocks remain relatively undeformed and generally flat to gently dipping, except locally where close to faults, volcanic domes or similar features.

Mineralization on the property is localized within the volcanic and volcanoclastic Jurassic-aged Chon Aike Formation. The precious metal occurrences are generally characterized as epithermal systems manifested in quartz vein and stockwork exposures.

Exploration Program

We began field reconnaissance work in February 2006 with the completion of a topographic survey, base map generation, and a staked grid. In late 2006 and early 2007 we drilled 13 holes on the El Gateado property. Results of our drilling program, based on assay results over 1 g/t Au, were as follows:

Hole	From (m)	To (m)	Length (m)	Au (g/t)
GAT-DDH06 001	146.6	147.4	0.80	11.7
GAT-DDH06 001	140.2	140.8	0.60	8.24
GAT-DDH06 001	142.5	143.2	0.70	6.5
GAT-DDH06 001	144	145	1.00	4.78
GAT-DDH06 001	141.4	142	0.60	3.92
GAT-DDH06 001	145	145.8	0.80	3.82
GAT-DDH06 001	139.7	140.2	0.50	3.76
GAT-DDH06-006	21	22.5	1.50	3.64
GAT-DDH06 001	139.2	139.7	0.50	3.03
GAT-DDH06 001	143.2	144	0.80	2.92
GAT-DDH07-007	33	33.5	0.50	2.61
GAT-DDH06 001	140.8	141.4	0.60	2.52
GAT-DDH06 001	137.7	138.7	1.00	2.39
GAT-DDH07-008	58.6	59.5	0.90	2.33
GAT-DDH06 001	145.8	146.6	0.80	1.89
GAT-DDH07-008	55.4	55.9	0.50	1.77
GAT-DDH07-008	57.2	58	0.80	1.34
GAT-DDH07-012	9	9.5	0.50	1.32
GAT-DDH06-003	36.74	37.5	0.76	1.3
GAT-DDH07-013	10	11	1.00	1.29
GAT-DDH07-012	35	36	1.00	1.08
GAT-DDH06-004	67	68	1.00	1.07
GAT-DDH07-007	32.1	32.6	0.50	1.07
GAT-DDH06-004	16	17	1.00	1.01

CCSA incurred approximately $706,000 in exploration expenses on the initial El Gateado drilling program.

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

Geology

The project is located within the Deseado Massif which is dominated by felsic volcanic and volcaniclastic rock units belonging to a few major regional sequences deposited in middle- to late-Jurassic time. The rocks are broken into a series of regional fractures that probably represent reactivated basement fracture zones. Faults active during the period of intense Jurassic extension and volcanism trend mostly NNW-SSE and form a series of grabens, half-grabens and horst blocks which are tilted slightly to the east. Since Jurassic time, the rocks have been cut by normal faults of several different orientations, mainly NW-SE and ENE-WSW but have undergone only a moderate amount of compression. In general, the Jurassic rocks remain relatively undeformed and generally flat to gently dipping, except locally where close to faults, volcanic domes or similar features.

Mineralization on the properties is localized within the volcanic and volcanoclastic Jurassic-aged Chon Aike Formation. These precious metal occurrences are generally characterized as low-sulfidation epithermal systems manifested in quartz vein and stockwork exposures.

Exploration Program

We have not conducted any exploration work on the El Overo, El Alazan, and El Tordillo properties. We plan to conduct exploration work on these properties pending the outcome of exploration work on our other Santa Cruz properties.

United States

Dun Glen Gold Project, Nevada USA

Overview

In early 2006 we entered into agreements to lease, with an option to purchase, the properties comprising the Dun Glen Project. The initial lease/option term of the agreements is 10 years, renewable for an additional 10 years.  To date the Company has made advance royalty payments totaling $85,000.  Future annual advance royalty payments are as follows:

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

In the fourth quarter of 2006 the Company initiated an 8,000 foot HQ diamond core drilling program to test targets beneath the historic surface mine workings and other conceptual targets.  Four holes were completed for a total of approximately 3,600 feet. Significant results of the drilling, based on assay results over 1 g/t Au equivalent, are as follows:

Hole ID	From (ft)	To (ft)	Au g/t	Ag g/t	Au Equivalent g/t
DG06c-002	245	250	3.18	8	3.28
DG06c-001	160	165	2.73	20.1	2.99
DG06c-004	50	245	2.21	0.4	2.22
DG06c-004	505	510	1.87	0.6	1.88
DG06c-004	105	110	1.77	1.1	1.78
DG06c-002	215	220	1.225	23.5	1.53
DG06c-004	145	150	1.245	1.6	1.27
DG06c-004	195	200	0.983	1	1.00

At Dun Glen, the Company intends perform offset drilling, follow up on intersected discoveries and test several additional targets that were previously identified, although the timing of these activities is uncertain as of the date of this report. The Company did not conduct any exploration activity on the Dun Glen property in 2008.

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

Lac à l’Eau Jaune property:

The Chibougamau District of northern Quebec, some 350 km to the north-east of Val d'Or, has produced in excess of 1,050 tonnes (33.75 million ounces) of gold to date from a variety of styles of ore, but is mostly characterized by copper-gold vein deposits distinct from typical greenstone hosted quartz-carbonate veins. The deposits of the district range from volcanogenic massive sulfides with copper, zinc and silver to gold bearing sulfide veins with associated silver, zinc, lead arsenic & antimony; to copper-gold  and gold-copper veins with varying amounts of sulfides; and auriferous quartz veins with minor chalcopyrite. Most of the copper-gold deposits are localized in southeast trending ductile shear zones and are within meta-anorthosite and gabbroic hosts.

Exploration Program

In October of 2007, the Company entered into an agreement with Diagnos to conduct a phased exploration program at both the Lac a l’Eau Jaune (“LEJ”) and Malartic Surimaum properties. Diagnos conducted site visits and exploration work on the LEJ claim block in November of 2007, collecting 26 rock samples that were sent to ALS Chemex in Val d’Or, Québec for assay analysis. In the spring of 2008, Diagnos conducted compilation work followed by a field exploration program on the LEJ project. Fieldwork was carried out from May 19th to the 1st of June and included geological mapping, prospecting, rock sampling and soil sampling. During this period a Mobile Metal Ion (MMI) orientation survey was carried out. The purpose of the orientation survey was to test the usefulness of the method in the project area. A total of 152 rock samples, mostly from outcrop, were collected and delivered for analysis to ALS Chemex in Val d’Or, Québec. A total of 72 soil samples were collected and sent for MMI analysis to SGS Minerals Services, Toronto. Rock samples collected on the LEJ property were analyzed for a multi-element suite including gold and copper. Diagnos conducted site visits and exploration work on the Malartic claim block in September of 2008 and collected 145 rock samples which were sent to ALS Chemex in Val d’Or, Québec.

Mineralization was observed in the ultramafic volcanic and quartzite units. Highest grades were obtained at the quartzite/ultramafic contact which was found in both the northern and southern claim block. The “quartzite” may also be described as a heavily silicified sheared horizon with areas containing clasts of semi-massive to massive sulfides (Cpy, Py, Sp) and abundant mineralization within the schistosity. The ultramafic volcanic rocks show up to 5% disseminated/clasts Py and Cpy in the northern block while the southern block showed the ultramafic to be either moderately mineralized or with large (5-10 cm) massive sulfide pouches.

The Company incurred $227,880 and $1,533 in 2008 and 2007, respectively, in exploration expenses relating to the Quebec properties.

El Milagro/El Capitan Property

Overview

In 2008 the company purchased a 100% interest in the “El Capitan” and “El Milagro” mineral exploration and mining concessions from a Mexican Particular; Jesus Guadelupe Morales. The El Capitan exploration concession was purchased for $110,000 with no underlying royalties. The El Milagro mining concession was purchased for $150,000 and retains a 2% net profit royalty which must be paid to a previous owner should a mine be put into production

Location

The El Capitan and El Milagro property package is located in the northern Mexico state of Chihuahua.

Climate and Physiography

The overall climate of the region is characterized by mild temperatures, but rainy during the summer season. It is possible to operate year-round in this area. Temperatures typically range between 18º C during the summer to a low of 0º C in winter. Maximum temperature is about 34° C. Snow occurs in the higher elevations of the region. Annual rainfall averages between 90 and 100 cm. Vegetation consists mainly of the typical scrub oak forest found in the Sierra Madre Mountains. Coniferous pines occur in the higher elevations. The projects lie within Sierra Madre Occidental physiographic province between 800 meters and 1200 meters elevation. The concessions are situated in the east-central portion of the GUADELUPE VICTORIA (G12B-28) 1:50,000 scale topographic map sheet.  Topography is generally steep and mountainous with V-shaped valleys.

Mining claim detail

El Capitan is a roughly rectangular concession consisting of 8,105 hectares. It surrounds and encompasses the El Milagro concession consisting of 100 hectares.

Required property payments

There are no required payments left to be made on the concessions to previous owners. Bi-annual tax payments totaling approximately $10,000 must be made each January and each June to keep the concessions in good standing.

Accessibility

The properties can be easily accessed via two-wheel drive vehicles by traveling south-east from Chihuahua City 304 kilometers to El Divisadero where the pavement ends. This route passes through the towns of Cuauhtémoc and Creel. From El Divisadero the route continues on maintained gravel and dirt secondary roads for approximately 100 kilometers to the town of Chinipas, which can also be reached by traveling approximately 150 kilometers northeast from the Sonora town of Alamos. From Chinipas, the route continues north for 40 kilometers through the village of Guadalupe Victoria and on to the small village of Guazisaco, which is very close to the El Milagro/El Capitan Property. During the rainy season a four-wheel drive vehicle may be necessary on the dirt portions of the route and to ford several river crossings.

Geologic Setting

The El Capitan/El Milagro project lies along the western edge of the Sierra Madre Occidental, a north-northwest-trending volcanic plateau that separates the southward extension of the Basin and Range Province of the southwestern United States into two parts. Basement rocks in the Sierra Madre Occidental are obscured by Cenozoic volcanic flows, tuffs, and related intrusions but are inferred to include Proterozoic basement rocks, overlying Paleozoic shelf and sedimentary rocks, possibly scattered Triassic-Jurassic clastic rocks, and Mesozoic intrusions

In the Chinipas mining district, the lowest exposed unit of the lower volcanic series consists of rhyolitic flows and volcaniclastic units and related shallow intrusions. These are overlain by andesitic flows and epiclastic rocks with related andesitic porphyry intrusions. Local pillow lavas and limestone within the andesitic sequence attest to their deposition in a subaqueous environment. These rocks are probably part of the upper Cretaceous Tarahumara Formation. Mineralization in the district, which is predominately hosted in andesites of the lower volcanic series can also be found in calcareous sediments, carbonates and in portions of the underlying rhyolites. Structural extension in the district takes the form of normal faults striking north-south to north-northwest, with west-northwest-trending flexures, as well as dilation of west-northwest-trending fractures, caused by strike-slip faulting.

Mineralization in the area is typical of low sulfidation epithermal gold-silver and silver-lead veins, stockworks and breccias bodies. However, skarn-type carbonate replacement and mineralized brecciation in calcareous sediments proximal to intrusive emplacements has also been documented.

History

Between 1989 and 1992 the property was controlled by two Mexican individuals who opened up one or more historic mine workings, extracted 25 tons of ore, and had it shipped by mule train to a nearby mill for processing. Also during this time the claim holders commissioned a Professional Engineer to sample the underground workings and estimate a resource. In the early to mid 2000’s the project was controlled by Chesapeake Gold, a Canadian junior exploration company, which completed a limited program of sampling and mapping. The results of that program are unknown. The local inhabitants of the town of Guazisaco, which is located proximal to numerous old mine working within the El Capitan project, indicate that  gold had been produced in the area by Huarajic Indians and Mestizo Mexican miners who extracted gold along high-grade vein outcroppings and surrounding placers. This activity is believed to date back to the colonial period of 1680-1750.  Along the local river beds there are numerous abandoned Tahonas (primitive water driven machines used to break down and extract precious metals), possibly indicating historic small scale metals production in the area.

Exploration

During 2008 one of the Company’s geologists made five, 20 day site visits to the project. Exploration work included regional reconnaissance, geologic mapping, and chip/channel sampling. Work was carried out on foot and with the aid of mules. The purpose of these programs was to identify zones of alteration, mineralization, and historic mining activity. Approximately 200 samples were collected and sent ALS Chemex in Chihuahua City for preparation and analysis.  Multipal zones of apparent mineralization was discovered and mapped and 13 abandon mine sites were located and recorded.

CCSA Mexico and the Company incurred $30,104 and $23,535 in exploration expenses on the El Milagro/El Capitan property in 2008 and 2007, respectively.

Legal Framework for Exploration in Mexico

In preparation for organized exploration that would include trenching, road construction and drilling, the company finalized negotiations with the local inhabitants, township representatives, and Ejido Members in late February of 2009. On March 24th of 2009 a final agreement was signed that would allow the company to complete all necessary exploration work within the project area for a term of five years. The company is now in the process of evaluating and engaging contractors to complete and file all necessary permits to maintain the project in good standing within the legal framework for exploration in Mexico.

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

	High Closing	Low Closing

Year Ended 12/31/2007
First Quarter	.80	.39
Second Quarter	.50	.40
Third Quarter	.45	.35
Fourth Quarter	.60	.45

Year Ended 12/31/2008
First Quarter	.93	.50
Second Quarter	.85	.73
Third Quarter	.77	.59
Fourth Quarter	.69	.26

(b)           Holders

There are approximately 1,535 holders of the Registrant's common equity at the date hereof.

(c)           Dividends

We have never paid a dividend.  There is no plan to pay dividends for the foreseeable future.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans

Securities Authorized for Issuance Under Equity Compensation Plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1) (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by shareholders	2,495,000	$0.45	505,000
Equity compensation plans not approved by shareholders	-0-	-0-	-0-
Total	2,495,000	$0.45	505,000

(e)	Unregistered Sales

In January, 2008 the Company issued 408,000 shares and 408,000 warrants pursuant to the conversion of principal of a convertible note. The warrants issued have a $0.40 exercise price and an expiration date of five years from the date of issuance. The private placement was made pursuant to section 4(2) and a Regulation D Rule 506 exemptions from registration under the Act.

In March, 2008 the Company issued 4,000 shares and 4,000 warrants pursuant to the conversion of principal of a convertible note. The warrants issued have a $0.40 exercise price and an expiration date of five years from the date of issuance. The private placement was made pursuant to section 4(2) and a Regulation D Rule 506 exemptions from registration under the Act.

On April 9, 2008 the Company issued 40,000 shares and 40,000 warrants pursuant to the conversion of principal of a convertible note. The warrants issued have a $0.40 exercise price and an expiration date of five years from the date of issuance. The private placement was made pursuant to section 4(2) and a Regulation D Rule 506 exemptions from registration under the Act.

On April 16, 2008 the Company issued 20,200,056 shares and 20,200,056 warrants pursuant to the conversion of principal and accrued interest of a convertible note. The warrants issued have a $0.40 exercise price and an expiration date of five years from the date of issuance. The private placement was made pursuant to section 4(2) and a Regulation D Rule 506 exemptions from registration under the Act.

In July, 2008 the Company issued 22,394,192 shares and 22,394,192 warrants pursuant to the conversion of principal and accrued interest of a convertible note. The warrants issued have a $0.40 exercise price and an expiration date of five years from the date of issuance. The private placement was made pursuant to section 4(2) and a Regulation D Rule 506 exemptions from registration under the Act.

ITEM 6.	SELECTED FINANCIAL DATA – We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Year ended December 31, 2008 compared to year ended December 31, 2007

Result of Operations

Dividend and interest income increased to $8,211 in 2008 from $7,047 in 2007. This increase was primarily due to currency exchange rate changes.

Total expenses increased from approximately $9.6 million in 2007 to $40.7 million in 2008.  The increase is primarily due to an increase in financing charges of $18.3 million, amortization of debt discount of $5.6 million and the increase in exploration expenses of $4.8 million.

As a result, the Company recorded a net loss of $40.7 million in 2008, compared to a net loss of $9.6 million in 2007.

Liquidity and Capital Resources

Working Capital, Cash and Cash Equivalents

The Company’s working capital deficit at December 31, 2008 was $3.6 million compared to $977,242 at December 31, 2007. The ratio of current assets to current liabilities was 0.23 to 1 at December 31, 2008 compared to 0.44 to 1 at December 31, 2007. Working capital decreased in 2008 due to the Company’s increased exploration activity and the Company’s short-term convertible debt financing incurred in 2007 and 2008.

Net cash used in operating activities was $8.3 million in 2008 compared with $2.6 million used in operating activities in 2007.  The increase is the result of the increased net loss from operations.

In 2008, investing activities used $839,587 compared with $1.1 million in 2007.  The decrease is primarily related to a land purchase of $710,000 and the $247,486 purchase of a performance bond that occurred in 2007.

Cash flow from financing activities was $8.79 million in 2008 compared to $4 million in 2007.  The increase is primarily the result of $6.8 million received from a convertible note financing and $1.9 million received from a shareholder loan.

As a result, cash and cash equivalents decreased by $402,819 in 2008.  The Company has cash and cash equivalents of $250,484 as of December 31, 2008.  It will be necessary for the Company to raise additional capital to continue it business activities in 2009.

Overview

We are an exploration stage company focusing on the exploration of gold, silver and base metal properties in South America, Central America, Canada and the United States. From 2005 through December 31, 2008 our activities primarily related to securing exploration projects and conducting exploration activities including diamond drilling.

Our current operating plan for the next 12 month includes:

•	Evaluating assay data created in the exploration processes conducted in Argentina in 2007 and 2008;
•	Developing and evaluating an exploration plan based on the findings of our assay data analysis;
•	Conducting further geologic reconnaissance activity on our Mexican properties;
•	Assessing the exploration potential of our Nevada and Canadian properties;
•	Securing new equity and/or debt financing

Off-Balance Sheet Arrangements

None.

Contractual Obligations

Our contractual obligations as of December 31, 2008 were as follows:

	Payments due by period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Lease obligation – Bajo Bobre Property	$339,214	$94,607	$150,000	$0	$0
Exploration obligation – Bajo Pobre Property	500,000	500,000	0	0	0
Exploration obligation – La Josefina Property	623,606	0	623,606	0	0
Dun Glen Property	475,000	52,500	205,000	217,500	0
Total	$1,937,820	$647,107	$978,606	$217,500	$0

Critical Accounting Estimates

Estimates

The process of preparing financial statements in conformity with U.S. GAAP requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses.  Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements.  Accordingly, upon settlement, actual results may differ from estimated amounts.

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

Property, Plant and Equipment

The Company evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amount may not be recoverable.  If the sum of estimated future net cash flows on an undiscounted basis is less than the carrying amount of the related asset grouping, asset impairment is considered to exist.  The related impairment loss is measured by comparing estimated future net cash flows on a discounted basis to the carrying amount of the asset.  Changes in significant assumptions underlying future cash flow estimates may have a material effect on the Company’s financial position and results of operations.  Property and equipment are being depreciated over useful lives of three to seven years using straight-line depreciation.

Share-Based Compensation

We account for stock-based compensation in accordance with SFAS No. 123(R), Share-Based Payment ..  Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the vesting date based on the value of the award.  Determining the fair value of share-based awards at the grant date requires judgment, including estimating expected dividends.  In addition, judgment is also required in estimating the amount of share-based awards that are expected to be forfeited.  If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially impacted.

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

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally accepted Accounting Principles” ("SFAS 162"). SFAS 162 identifies a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for non-governmental entities. SFAS 162 is effective 60 days following the Securities and Exchange Commission's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Presenting Fairly in Conformity with Generally Accepted Accounting Principles." The Company is assessing the impact of the adoption of SFAS 162 and believes there will be no material impact on its consolidated financial statements.

Item 7A
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK – We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

HUNTMOUNTAIN RESOURCES
AND SUBSIDIARIES
(An Exploration Stage Enterprise)

Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm

December 31, 2008 and 2007

HuntMountain Resources Ltd. and Subsidiaries
(Formerly Metaline Mining & Leasing Company)
(An Exploration Stage Enterprise)

Contents

Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	44

CONSOLIDATED FINANCIAL STATEMENTS:

Consolidated balance sheets	45

Consolidated statement of income	46

Consolidated statement of stockholders’ equity	48

Consolidated statement of cash flows	47

Notes to consolidated financial statements	49 - 61

HuntMountain Resources Ltd
Liberty Lake, WA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of HuntMountain Resources Ltd as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended and for the period from July 1, 2005 (inception of development stage) through December 31, 2008.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of Cerro Cazador S.A., a wholly owned subsidiary, which statements reflect 55% of total consolidated assets as of December 31, 2008 and 19% of consolidated net loss for the year ended December 31, 2008. Those financial statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Cerro Cazador S.A. as of December 31, 2008 and for the year then ended is based solely on the report of the other auditor.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HuntMountain Resources Ltd as of December 31, 2008 and 2007  and the results of its operations, stockholders equity and its cash flows for the years then ended and for the period from July 1, 2005 (inception of development stage) through December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s accumulated deficit and lack of revenues raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding the resolution of this issue are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
April 14, 2009

HuntMountain Resources Ltd. and Subsidiaries
(An Exploration Stage Enterprise)

Consolidated Balance Sheets

	December 31,
	2008	2007

Assets

CURRENT ASSETS:
Cash and cash equivalents:
Cash	$62,162	$273,020
Short term cash investments - domestic	14,246	12,909
Short-term cash investments - Argentina	174,076	367,375
Total cash and cash equivalents	250,484	653,304

Receivables	153,135	42,737
Prepaid expenses	77,453	72,612
Accrued interest receivable	5,909	1,969
Deposits paid to vendors	584,000	-
Total current assets	1,070,981	770,621

PROPERTY AND EQUIPMENT, NET:	1,323,204	714,203

OTHER ASSETS:
Receivable - V.A. tax, Argentina	380,153	190,719
Performance bond	98,927	214,762
Property deposits and property purchase option	341,500	206,500
Investments	7,331	7,331
Total other assets	827,911	619,312

Total assets	$3,222,095	$2,104,136

Liabilities and Stockholders’ Equity (Deficit)

CURRENT LIABILITIES:
Trade accounts payable	$2,376,402	$380,118
Accrued wages and related taxes	115,260	120,202
Employee expense payable	3,412	-
Tax payable, Argentina	123,290	-
Shareholder loan, including interest payable	1,898,534	-
Net short term note payable	-	1,082,394
Accrued interest on note payable	-	165,149
Other payable	202,500	-
Total current liabilities	4,719,397	1,747,864

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock – 10,000,000 shares, $0.001 par value, authorized; -0- shares issued and outstanding	-	-
Common stock – 300,000,000 shares, $0.001 par value, authorized; 76,251,362 and 33,016,285 shares issued and outstanding, respectively	76,251	32,491
Additional paid-in capital	50,975,578	12,081,316
Retained earnings - prior to development stage	90,527	90,527
Deficit accumulated during the development stage	(52,448,659)	(11,794,981)
Accumulated other comprehensive loss	(190,999)	(53,081)
Total stockholders’ equity (deficit)	(1,497,302)	356,272

Total liabilities and stockholders’ equity (deficit)	$3,222,095	$2,104,136

The accompanying notes are an integral part of these consolidated financial statements.

HuntMountain Resources Ltd. and Subsidiaries
(An Exploration Stage Enterprise)

Consolidated Statements of Operations

			From Inception
			of Development Stage
	Years Ended December 31,		July 1, 2005 through
	2008	2007	December 31, 2008

INCOME:	$-	$-	$-

EXPENSES:
Professional fees	942,414	589,545	1,629,225
Marketing	51,293	69,743	228,004
Exploration expenses	5,758,673	1,000,940	7,875,075
Travel expenses	279,202	182,234	556,979
Administrative and office expenses	385,843	201,351	746,089
Payroll expenses	945,845	517,979	1,862,860
Stock compensation expense	229,262	127,600	427,862
Common stock and options issued for services	126,588	131,500	479,838
Interest expense and banking charges	331,257	192,917	524,174
Other expense - Argentina	87,240	-	87,240
Value added tax net present value adjustment	953,520	-	953,520
Depreciation expense	90,634	3,739	97,647

	10,181,772	3,017,550	15,468,512

LOSS BEFORE OTHER INCOME	(10,181,772)	(3,017,550)	(15,468,512)

OTHER INCOME/(EXPENSE):
Financing charge	(23,594,347)	(5,255,649)	(28,849,996)
Amortization of debt discount	(6,890,868)	(1,327,616)	(8,218,485)
Dividend and interest income	8,211	7,047	80,493
Income from partnership interest	2,680	320	5,423
Gain on sale of fixed assets	2,418	-	2,418

LOSS BEFORE INCOME TAXES:	(40,653,678)	(9,593,448)	(52,448,659)

Income taxes:	-	-	-

NET LOSS AFTER TAXES from continued operations	$(40,653,678)	$(9,593,448)	$(52,448,659)

OTHER COMPREHENSIVE LOSS	(137,919)	(47,308)	(190,999)

COMPREHENSIVE LOSS	(40,791,597)	(9,640,756)	(52,639,658)

BASIC AND DILUTED COMPREHENSIVE LOSS PER SHARE based on weighted-average shares outstanding	$(0.71)	$(0.30)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING, BASIC AND DILUTED	57,365,938	32,361,217

The accompanying notes are an integral part of these consolidated financial statements.

HuntMountain Resources Ltd. and Subsidiaries
(An Exploration Stage Enterprise)

Consolidated Statements of Cash Flows

			From Inception
	Years Ended		of Development Stage
	December 31,		July 1, 2005 through
	2008	2007	December 31, 2008

Increase (Decrease) in Cash and Cash Equivalents

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(40,653,678)	$(9,593,447)	$(52,448,659)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	90,634	3,739	97,647
Stock option compensation expense	229,262	127,600	427,862
Common stock and options issued for services	126,588	131,500	479,838
Financing charge	23,594,347	5,255,649	28,849,996
Amortization of debt discount	6,890,868	1,327,616	8,218,485
Gain on sale of precious metal investments	-	-	(15,194)
(Increase) decrease in receivables	(299,833)	(233,455)	(533,288)
(Increase) decrease in prepaid expenses	(4,841)	(53,987)	(77,453)
(Increase) decrease in deposits paid to vendors	(584,000)	-	(584,000)
Increase in accounts payable	2,122,985	335,993	2,458,978
Increase in interest payable, shareholder loan	28,534	-	28,534
Increase in accrued liabilities	(4,942)	103,295	146,385
Increase in other payable	202,500	-	202,500
Net cash used in operating activities	(8,261,575)	(2,595,497)	(12,748,369)

CASH FLOWS FROM INVESTING ACTIVITIES:
Land purchases	-	(710,000)	(710,000)
Accrued interest income	(3,940)	(1,969)	(5,909)
Performance bond	-	(247,486)	(247,486)
Property deposits	(135,000)	(136,500)	(271,500)
Property purchase option	-	-	(70,000)
Sale of precious metal investments	-	-	28,913
Acquisition of equipment	(700,648)	-	(711,864)
Net cash used in investing activities	(839,587)	(1,095,955)	(1,987,845)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from convertible note financing	6,849,413	4,062,149	10,911,562
Proceeds from sale of common stock	-	-	1,132,870
Proceeds from shareholder loan	1,870,000	-	1,870,000
Net cash from financing activities	8,719,413	4,062,149	13,914,432

Effect of currency translation on cash	(21,070)	(14,584)	(35,655)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(402,819)	356,113	(857,436)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR/PERIOD	653,304	297,191	1,107,921

CASH AND CASH EQUIVALENTS, END OF YEAR/PERIOD	$250,484	$653,304	$250,484

Supplemental Disclosures of Cash Flow Information:

NON-CASH FINANCING ACTIVITIES:
Conversion of note into equity	10,163,010	150,000	10,313,010
Cashless exercise of options	188,829	-	188,829
Accrued interest	(275,082)	(165,149)	(440,232)
Conversion of accrued interest into equity	598,550	-	598,550

Income taxes, paid net of refunds:	-	-	-
Interest paid:	-	-	-

The accompanying notes are an integral part of these consolidated financial statements.

HuntMountain Resources Ltd. and Subsidiaries
(An Exploration Stage Enterprise)

Consolidated Statements of Stockholders’ Equity	Years Ended December 31, 2008, 2007, 2006 and 2005

					Deficit
					Accumulated	Accumulated
	Number of	Common	Additional		During The	Other
	Shares	Stock	Paid-In	Retained	Development	Comprehensive
	Outstanding	Amount	Capital	Earnings	Stage	Income (Loss)	Total

BALANCES, DECEMBER 31, 2004	7,277,934	$379,282	$-	$144,968	$-	$1,061	$525,311

Common stock issued for cash	9,222,066	503,434	148,500	-	-	-	651,934
Stock options issued to employees	-	-	4,000	-	-	-	4,000
Stock options issued for services	-	-	900	-	-	-	900
Reclassification due to par value change	-	(866,216)	866,216	-	-	-	-
Comprehensive loss:
Other comprehensive loss:	-	-	-	-	-	1,401	1,401
Net loss	-	-	-	(54,441)	(187,887)	-	(242,328)
Comprehensive loss							(240,927)

BALANCES, DECEMBER 31, 2005	16,500,000	$16,500	$1,019,616	$90,527	$(187,887)	$2,462	$941,218

Common stock issued for cash	15,744,132	15,744	1,117,126	-	-	-	1,132,870
Exercise of stock options	18,153	18	(18)	-	-	-	-
Stock options issued to employees	-	-	67,000	-	-	-	67,000
Stock options issued for services	-	-	220,850	-	-	-	220,850
Common stock issued to rectify imbalance	4,000	4	(4)	-	-	-	-
Comprehensive loss:
Other comprehensive loss:	-	-	-	-	-	(8,235)	(8,235)
Net loss	-	-	-	-	(2,013,647)	-	(2,013,647)
Comprehensive loss							(2,021,882)

BALANCES, DECEMBER 31, 2006	32,266,285	$32,266	$2,424,570	$90,527	$(2,201,534)	$(5,773)	$340,056

Common stock issued for cash	-	-	-	-	-	-	-
Common stock issued for executive compensation	150,000	75	74,925	-	-	-	75,000
Exercise of stock options	-	-	-	-	-	-	-
Stock options issued to employees	-	-	52,600	-	-	52,600
Stock options issued for services	-	-	131,500	-	-	-	131,500
Convertible note issuance	-	-	9,247,871	-	-	-	9,247,871
Convertible note conversion	600,000	150	149,850	-	-	-	150,000
Comprehensive loss:	-
Other comprehensive loss:	-	-	-	-	-	(47,308)	(47,308)
Net loss	-	-	-	-	(9,593,448)	-	(9,593,448)
Comprehensive loss							(9,640,756)

BALANCES, DECEMBER 31, 2007	33,016,285	$32,491	$12,081,316	$90,527	$(11,794,981)	$(53,081)	$356,272

Common stock issued for cash	-	-	-	-	-	-	-
Common stock issued for executive compensation	-	-	-	-	-	-	-
Exercise of stock options	188,829	189	(189)	-	-	-	-
Stock options issued to employees	-	-	229,262	-	-	229,262
Stock options issued for services	-	-	126,588	-	-	-	126,588
Convertible note issuance	-	-	27,787,800	-	-	-	27,787,800
Convertible note conversion	43,046,248	43,046	10,750,801	-	-	-	10,793,847
Miscellaneous stock adjustment	-	526	-	526
Other comprehensive loss:	-	-	-	-	-	(137,918)	(137,918)
Net loss	-	-	-	-	(40,653,678)	-	(40,653,678)
Comprehensive loss							(40,791,596)

BALANCES, DECEMBER 31, 2008	76,251,362	$76,251	$50,975,578	$90,527	$(52,448,659)	$(190,999)	$(1,497,302)

The accompanying notes are an integral part of these consolidated financial statements.

HuntMountain Resources Ltd. and Subsidiaries
(An Exploration Stage Enterprise)

Notes to Consolidated Financial Statements

NOTE 1 – DESCRIPTION OF BUSINESS

HuntMountain Resources Ltd. (the Company), a Washington corporation, was formed in 2005.  Metaline Mining and Leasing Company, a Washington corporation since 1927, merged with and into the Company in August 2005.  The Company’s business plan is to acquire interests in exploration properties in North and South America.  As of the end of 2008, the Company had acquired one exploration property in Nevada, seven properties in the province of Santa Cruz in Argentina, one property in Mexico and an option on two properties in Quebec. The Company continues to actively evaluate additional properties in North and South America.

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

HMR LTD is incorporated in British Columbia and provincially registered in Yukon.  HMR LTD was formed for the purpose of holding Canadian exploration properties, should the Company acquire an interest in any such properties.  CCM was incorporated to acquire a property package in Chihuahua, Mexico. HMI was incorporated for the specific purpose of holding shares in subsidiary companies.  CCSA was formed in Argentina for the purpose of holding Argentine exploration properties and executing agreements in Argentina.

NOTE 2 – GOING CONCERN

As shown in the accompanying financial statements, the Company has had no revenues and has incurred an accumulated deficit from the inception of the development stage of $52,448,659 through December 31, 2008. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management intends to seek additional capital from new equity securities offerings that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan.

Historically, the Company has generally funded its operations with proceeds from related party loans that were converted into shares of its common stock. Should the Company be unsuccessful in raising additional funds through future private placements, its business, and, as a result, its financial position, results of operations and cash flow will likely be materially adversely impacted. As such, substantial doubt as to the Company’s ability to continue as a going concern remains as of the date of these financial statements.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence. An estimated $3,500,000 is believed necessary to continue operations and increase development through the next twelve months. Currently, the Company anticipates raising the majority of the $3,500,000 through the issuance of common stock to private investors. The timing and amount of capital requirements will depend on a number of factors, including exploration and acquisition expenses and the general operations of the continuing operations of the Company.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Accounts Receivable

The Company carries its accounts receivable at net realizable value. On a periodic basis, the Company evaluates its accounts receivable and determines if an allowance for doubtful accounts is necessary, based on a history of past write-offs and collections and current credit conditions. At December 31, 2008 the Company’s accounts receivable balance was $153,135 compared to $42,737 at December 31, 2007. The Company’s accounts receivable balance includes no allowance for doubtful accounts based upon management’s expectations and analysis.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly and majority-owned subsidiaries after elimination of intercompany accounts and transactions. All of the wholly owned subsidiaries of the Company are named above in Note 1 – Description of Business.

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

At this time, the Company holds securities classified as available for sale.  See Note 4 - Investments for further details.

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

Equipment

The Company evaluates equipment for impairment annually, or when events or changes in circumstances indicate that the related carrying amount may not be recoverable.  If the sum of estimated future net cash flows on an undiscounted basis is less than the carrying amount of the related asset grouping, an asset impairment is considered to exist.  The related impairment loss is measured by comparing estimated future net cash flows on a discounted basis to the carrying amount of the asset.  Changes in significant assumptions underlying future cash flow estimates may have a material effect on the Company’s financial position and results of operations.  To date no such impairments have been identified.

Office Equipment and vehicles are stated at cost and is depreciated on the straight-line basis over an estimated useful life of 3 years.

Drilling and excavation equipment is stated at cost on the balance sheet for December 31, 2008. The Company has not begun depreciating drilling and excavation equipment because the equipment has not been placed into service.

Earnings Per Share

The Company has adopted Statement of Financial Accounting Standards No. 128, which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. Although there were common stock equivalents outstanding on December 31, 2008, they were not included in the calculation of earnings per share because they would have been considered anti-dilutive.

Basic earnings per share are computed using the weighted average number of shares outstanding during the years (57,365,938 at year end of 2008 and 32,266,285 at the end of 2007).

As of December 31, 2008 and 2007, the Company had outstanding options and warrants for a total of 48,896,248 and 33,637,192 respectively of additional shares which were considered anti-dilutive.

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

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally accepted Accounting Principles” ("SFAS 162"). SFAS 162 identifies a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for non-governmental entities. SFAS 162 is effective 60 days following the Securities and Exchange Commission's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Presenting Fairly in Conformity with Generally Accepted Accounting Principles." The Company is assessing the impact of the adoption of SFAS 162 and believes there will be no material impact on its consolidated financial statements.

Fair Value Measurements

Our financial instruments as defined by Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments,” include cash, short term investments, a performance bond and accrued liabilities. All instruments except the performance bond are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2008 and December 31, 2007. The performance bond was marked to market on December 31, 2008 and December 31, 2007.

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

The following table discloses by level within the fair value hierarchy the Company’s assets and liabilities measured and reported on the Consolidated Balance Sheets as of December 31, 2008, at fair value on a recurring basis:

	Total	Level I	Level II	Level III
Assets:
Performance bond	$98,927	$98,927	$0	$0
Receivable – V.A. Tax	380,153	0	0	380,153
Total:	$479,080	$98,927	$0	$380,153

The performance bond, required to secure the Company’s rights to explore the La Josefina property, is a step-up coupon US dollar bond issued by the Government of Argentina with a face value of $600,000 and a maturity date of 2035. The bond was originally purchased for $251,613 and had a value of $214,762 at December 31, 2007. As of the year ended December 31, 2008, the value of the bond decreased to $98,927.

The Receivable V.A. Tax accrued due to the payment of valued added tax on certain transactions in Argentina. The Company will realize this credit as an offset against V.A. taxes due on future revenues.  This asset is reported at net present value based upon the Company’s estimate of an expected benefit period of 7 years and a discount rate of 18.6%  based upon the average Argentine interest rates.

Concentration of Credit Risk

The Company maintains its cash and cash equivalents in multiple financial institutions.  Balances in the United States are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000 per institution.  Balances on deposit may occasionally exceed FDIC insured amounts. All of the Company’s cash in U.S. bank accounts was FDIC insured at December 31, 2008. The Company also maintains cash in an Argentine bank. The Argentine accounts, which had a U.S. dollar balance of $184,664 at December 31, 2008, are considered uninsured.

Beneficial Conversion Feature of Convertible Notes

The Company has determined that the Convertible Note (discussed in Note 10 – Convertible Note) contains a beneficial conversion feature. Following the guidance provided by EITF 00-27 the Company allocated proceeds of convertible debt first to the warrants issuable upon conversion of the note. The value of the warrants was recorded on the balance sheet as debt discount and increases to shareholder’s equity. The debt discounts were amortized over the remaining life of the convertible note. The value of warrants in excess of the actual debt advance amounts were expensed as financing fees.

Once the Company allocated proceeds of convertible note advances to the warrant values, the embedded conversion feature of shares issuable on conversion of the notes was recognized. All amounts relating to the share values were expensed as financing fees.

Foreign Currency Translation

Our international operations use the US Dollar as their functional currency. The financial statements of international subsidiaries are translated to their U.S. dollar equivalents at end-of-period currency exchange rates for assets and liabilities and at average currency exchange rates for revenues and expenses. Translation adjustments for international subsidiaries are recorded as a loss in the accompanying Consolidated Statements of Income. Transaction gains and losses resulting from fluctuations in currency exchange rates on transactions denominated in currencies other than the functional currency are recognized as incurred in the accompanying Consolidated Statements of Income, except for certain inter-company balances designated as long-term investments.

Other Comprehensive Income

The Company has adopted SFAS 130, “Reporting of Comprehensive Income,” which establishes guidelines for the reporting and display of comprehensive income (loss) and its components in financial statements. Comprehensive income (loss) includes the accrued gain or loss on the performance bond (discussed in Note 6- Commitments).

Derivative Instruments

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

Compensated Absences

The Company has not accrued for compensated absences because the amounts are deemed to be immaterial.

Reclassifications

Certain prior year amounts in the accompanying financial statements have been reclassified to conform to the fiscal 2008 presentation. These reclassifications have resulted in no changes to the Company’s accumulated deficit or the net loss presented.

NOTE 4 – INVESTMENTS

The Company had the following investments:

	December 31,
	2008	2007

Partnership interest in two units of Pondera Partners, Ltd., a drilling project located in Teton County, Montana (at cost less equity partnership losses)	$7,331	$7,331
Marketable securities:
Cost	5,772	5,772
Gross unrealized holding loss	(5,772)	(5,772)
	$7,331	$7,331

Marketable securities consisted of the following investments which have been previously written down to a carrying value of zero:

•	25,000 shares of Capitol Silver Mines, Inc., a development-stage company
•	31,151 shares of Carson Industries Corporation, which is currently involved in oil and gas exploration

NOTE 5 – PROPERTY PURCHASE OPTION

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

NOTE 6 – COMMITMENTS

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

Year of the Agreement	Payment to FK Minera SA	Exploration Expenditures Required	Ownership
First year	$50,000	$250,000	0%
Second year	50,000	250,000	0%
Third year	75,000	0	51%
Fourth year	75,000	0	60%
Fifth year	75,000	0	100%

After the fifth year, the Company is obligated to pay FK Minera S.A. the greater of a 1% net smelter royalty (“NSR”) on commercial production or $100,000 per year.  The Company has the option to purchase the NSR for a lump-sum payment of $1,000,000 less the sum of all royalty payments made to FK Minera S.A. to that point.

As of April 14, 2009, the Company has not conducted any exploration activity pursuant to the agreement with FK Minera SA.  The Company has not made all payments required by the Bajo Pobré contract, nor have the parties to the contract amended the contract terms. The Company owed $19,607 pursuant to the contract on December 31, 2008. The Company’s ability to retain rights to explore the Bajo Pobré property is uncertain at this time.

In March 2007, the Company, through its Argentine subsidiary, CCSA, was the successful bidder for the exploration and development rights to the La Josefina Project from Fomento Minero de Santa Cruz Sociedad del Estado (Fomicruz S.E.).  Fomicruz S.E. is a company that is owned by the government of the Santa Cruz province in Argentina.  On July 24, 2007 the CCSA entered into an agreement with Fomicruz S.E. pursuant to which CCSA agreed to invest a minimum of $6 million in exploration and development expenditures over a four year period, including $1.5 million before July 2008. The agreement delineates that in the event that a positive feasibility study is completed on the La Josefina property that a joint venture company would be formed; the Company would own 91% of the joint venture company and Fomicruz S.E. would own the remaining 9%.

During the quarter ended March 31, 2007, the Company was required to purchase a performance bond as a condition of the exploration agreement on our La Josefina property in Argentina.  The bond was originally purchased for $251,613.  As of December 31, 2007, the value of the bond decreased to $214,762.  As of December 31, 2008, the value of the bond decreased further to $98,927. The decline in value is presented on our balance sheet as Other Comprehensive Income. The bond has a face value of $600,000, or 10% of our required investment under the terms of the agreement.

The Company incurred approximately $5,301,724 in exploration expenses on the La Josefina property in 2007 and 2008.

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

Quebec, Canada

As addressed in Note 5, during 2006, the Company entered into a definitive Option Agreement for the acquisition of a 100% interest in two properties in the Abitibi region of Quebec.  Pursuant to the terms of the Option Agreement, the Company paid $70,000 ($35,000 for each of the two properties) in cash to the property owner.  The Company has also agreed to explore these properties and drill at least three exploration drill holes in each.  The payments and drilling of exploration drill holes will earn the Company a 100% interest in each of these properties and give the Company the option to acquire additional properties from the same property owner at similar terms.  The Company has also agreed to keep the claims in good standing until the agreement is terminated.

Facility Leases

The Company has lease commitments on office space and storage space in Liberty Lake, Washington. The total annual lease obligation for this facility is $68,523 (not including common area maintenance charges).

NOTE 7 – INCOME TAXES

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

At December 31, 2008 and 2007 the Company had gross deferred tax assets calculated at the expected rate of 34% of approximately $3,480,000 and $1,512,000, respectively, principally arising from net operating loss carryforwards for income tax purposes.  As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the deferred tax asset, a valuation allowance of $3,480,000 and $1,512,000 has been established at December 31, 2008 and 2007, respectively.

The significant components of the Company’s net deferred tax asset (liabilities) at December 31, 2008 and 2007 are as follows:

	2008	2007
Net operating loss carryforwards	$10,236,000	$4,447,000

Gross deferred tax assets (liabilities):
Net Operating Loss	$3,480,000	$1,512,000
Valuation Allowance	(3,480,000)	(1,512,000)

Net Deferred tax asset (liability)	$-	$-

At December 31, 2008 and 2007, the Company has net operating loss carryforwards of approximately $14,683,000and $4,447,000 respectively, which will expire in the years 2021 through 2022.  The net change in the allowance account was an increase of $1,968,000.

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

During the year ended December 31, 2008 the Company issued 43,046,248 shares pursuant to the conversion of a convertible note (see Note 9 – Notes Payable) and 188,829 shares pursuant to the exercise of options (see Note 10 – Stock Option Plan).

NOTE 9 – NOTES PAYABLE

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

In January of 2008 holders of the October Note converted into units, at the conversion price of $0.25 per share outstanding principal of $102,000 of the October Note.  As a result the Company issued a total of 408,000 shares and 408,000 warrants.

In March of 2008 holders of the October Note converted into units, at the conversion price of $0.25 per share outstanding principal of $1,000 of the October Note.  As a result the Company issued a total of 4,000 shares and 4,000 warrants.

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

Between July 1, 2008 and July 30, 2008 the Company drew an additional $1,475,000 on the October Note, resulting in a balance of $5,000,000 on July 30, 2008. On July 30, 2008 holders of the October Note Converted the entire $5,000,000 of October Note principal at a conversion price of $0.25 per unit. As a result the Company issued 20,000,000 shares and 20,000,000 warrants.

On July 31, 2008 the Company drew an additional $500,000 on the October Note, resulting in a balance of $500,000 on that date. Subsequently, on July 31, 2008, holders of the October Note converted the entire $500,000 balance and $98,548 in accrued interest payable relating to the October Note into units at a conversion price of $0.25 per unit. As a result the Company issued 2,394,192 shares and 2,394,192 warrants.

In accordance with EITF 00-27, the Company recognized the beneficial conversion feature associated with the October Note’s convertibility into shares and warrants. The total value of warrants was determined using the Black Scholes option pricing model. In employing this model, the Company used the actual three month T-Bill rate on the advance dates for the risk-free rate. Similarly, the actual share price on advance dates was used in the calculation.  The Company assumed expected volatility of 83%, no dividends and a five year horizon in all Black Scholes option pricing calculations. In 2008, the total value of warrants from issuances of the October Note was $12,360,296 and the total value of shares was $11,331,545.

The following is a summary of common stock warrant activity for each of the three years ended December 31, 2008:

	Number of Shares Under Warrants	Exercise Price
Balance at December 31, 2006	-	-
Issued in conjunction with conversion of convertible note	600,000	$0.40
Balance at December 31, 2007	600,000	$0.40
Issued in conjunction with conversion of convertible note	43,046,248	$0.40
Balance at December 31, 2008	43,646,248	$0.40

NOTE 10 – STOCK OPTION PLAN

The Company’s 2005 Stock Plan permits the granting of up to 3,000,000 non-qualified stock options, incentive stock options, and restricted shares of common stock to employees, directors, and consultants.  As of December 31, 2008, there were 2,495,000 stock options granted to employees and consultants, of which 2,295,000 are vested.  These options were granted to employees and consultants to the Company.

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

	Years Ended December 31,
	2008	2007
Weighted average risk free rate:	1.4%	3.6%
Weighted average volatility:	82.8%	76.2%
Expected dividend yield:	0	0
Weighted average life (in years):	5.0	2.0

Expenses of $229,262 for stock options issued to employees and $126,588 for stock options issued to non-employees, including consultants and directors, were recorded in 2008.  This compares to expenses of $127,600 for stock options issued to employees and $131,500 for stock options issued to non-employees in 2007.  The following table summarizes the terms of the options outstanding at December 31, 2008:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number of Exercisable Options at December 31, 2008
	90,000	$0.20	3.14	90,000
	700,000	$0.25	2.60	700,000
	100,000	$0.30	2.83	100,000
	10,000	$0.34	1.58	10,000
	150,000	$0.38	4.57	150,000
	650,000	$0.45	3.55	650,000
	5,000	$0.55	2.50	5,000
	55,000	$0.60	3.98	55,000
	150,000	$0.63	3.34	150,000
	100,000	$0.64	4.69	100,000
	100,000	$0.67	5.0	-
	385,000	$0.76	4.52	285,000
TOTALS	2,495,000	$0.453	3.54	2,295,000

The following summarizes option activity for the years presented:

	Shares under option	Weighted average exercise price

Balance at January 1, 2007	1,345,000	$0.35
Issued	1,020,000	0.43
Exercised	-	-
Cancelled	(25,000)	0.58
Forefeited (cashless exercise)	-	-

Balance at December 31, 2007	2,340,000	$0.35

Balance at January 1, 2008	2,340,000	$0.35
Issued	585,000.00	0.72
Exercised	-	-
Cancelled	(60,000.00)	0.59
Forefeited (cashless exercise)	(370,000.00)	0.39

Balance at December 31, 2008	2,495,000	$0.45

Options outstanding at December 31, 2008, have a remaining contractual life of approximately 3.54 years.

NOTE 11 – LEASES

The Company has lease commitments on two mineral properties and office and storage space in Liberty Lake, Washington.  The leased mineral properties are the Dun Glen property in Nevada and the Bajo Pobré property in the Santa Cruz province of Argentina.  As of December 31, 2008 the annual lease obligations are:

Year	Office Facility	Dun Glen	Bajo Pobré	Total
2009	$68,523	$52,500	$75,000	$196,023
2010	68,523	60,000	75,000	203,523
2011	68,523	72,500	75,000	216,023
2012	68,523	72,500	100,000	241,023
2013	68,523	72,500	-	141,023

NOTE 12 – LA JOSEFINA ESTANCIA PURCHASE

In an agreement dated December 12, 2007 and finalized via perfection of title on April 4, 2008 the Company acquired 90 square kilometers of land in Santa Cruz province, Argentina. The purchase price for this property was $710,000. Known as the La Josefina estancia, the purpose of the land purchase was to provide a centralized base of operations in the Company’s core operating area.

NOTE 13 – RELATED PARTY TRANSACTIONS

The Company leases office space from Hunt Family Properties LLC, an entity controlled by the Company’s Chief Executive Officer and Chairman, Tim Hunt. The Company paid $68,523 and $26,909 in lease payments to Hunt Family Properties LLC in 2008 and 2007 respectively.

During the year ended December 31, 2008 the company paid $14,938 to Alastair Summers, a director of the Company, for consulting services.

As of December 31, 2008 the Company had an exploration advance receivable of $200 owed by Mathew Hughes, an executive officer of the Company.

At December 31, 2007 the Company had an employee advance for field exploration expenses from an officer of Cerro Cazador S.A. of $1,870.

At December 31, 2007 the Company had an employee advance for field exploration expenses from an officer of Cerro Cazador S.A. of $348.

 As of December 31, 2008 the Company had an exploration advance receivable of $3,420 owed by Danilo Silva, an executive officer of CCSA.

During the year ended December 31, 2007 the Company paid $73,616 to HuntWood Custom Cabinets, an entity controlled by the Company’s Chief Executive Officer and Chairman, Tim Hunt, for management consulting services.

During the year ended December 31, 2007 the Company paid $17,895 in professional fees to Workland & Witherspoon, PLLC, a firm in which Greg Lipsker, a shareholder of the Company and the Company’s former Vice-Chairman, was a principal.

Additional related party transactions are included as part of Note 8, Note 9, Note 15 and Note 17.

NOTE 14 – VALUE ADDED TAX CREDIT

The Company has in other assets --Receivable - V.A. tax, Argentina as of December 31, 2008 and 2007 of $380,153 and $190,719 respectively.  These amounts reflect the Value Added Tax Credit accrued due to the payment of valued added tax on certain transactions in Argentina. The Company will realize this credit as an offset against V.A. taxes due on future revenues.  In accordance with APB 21, the asset is reported at net present value based upon the Company’s estimate of future revenues.  The Company used an expected benefit period of 7 years and a discount rate of 18.6%  based upon the average Argentine interest rates and has recorded, as an other expense, a $953,520 net present value adjustment in 2008, which is not deemed to be recoverable at this time.

NOTE 15 – SHAREHOLDER LOAN

Commencing in October, 2008 the Company put into place a new shareholder loan structure through which HFLP continued to finance the company through December 31, 2008. Between October 6, 2008 and December 31, 2008 HFLP advanced $1,870,000 to the Company to finance ongoing exploration activities, primarily in Argentina. The shareholder loan bears interest at an annual rate of 12% and has no maturity date. The company accrued interest expense of $28,534 relating to the shareholder loan in 2008.

NOTE 16 – PROPERTY AND EQUIPMENT

In July of 2008 the Company acquired for cash a truck-mounted drilling rig for $260,634. In December of 2008 the Company acquired spare parts and other related equipment for the drilling rig at a cost of $91,418.In October of 2008 the Company acquired a bulldozer for $37,030. In April, May and June of 2008 CCSA acquired three trucks, with a December 31, 2008 undepreciated value of $128,792. In 2008 CCSA acquired computer and camp equipment with a December 31, 2008 undepreciated value of $137,706. Also in 2007, CCSA acquired the La Josefina Estancia for $710,000.

The following is a summary of property, equipment and accumulated depreciation at December 31, 2008:

	December 31, 2008	December 31, 2007
Equipment	$711,864	$11,216
Land	710,000	710,000
Less accumulated depreciation	98,660	7,014
Property, Plant & Equipment, net:	$1,323,204	$714,202

Depreciation expense was $90,634 in 2008 and $3,739 in 2007.

The Company evaluates the recoverability of property and equipment when events and circumstances indicate that such assets might be impaired. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by these assets to their respective carrying amounts.

Maintenance and repairs are expensed as incurred. Replacements and betterments are capitalized. The cost and related reserves of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in results of operations.

NOTE 17 - SUBSEQUENT EVENTS

Shareholder Loan

Subsequent to December 31, 2008 Hunt Family Limited Partnership loaned an additional $1,558,500 to the Company under the same terms as discussed in Note 15.

Other Payable

Subsequent to December 31, 2008 the Company returned a$202,500 deposit advanced by an investor pursuant to a cancelled private placement transaction contemplated by the Company in December of 2008.

Subsequent to December 31, 2008 the Company invested an additional $950,000 in Cerro Cazador S.A.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

In connection with the preparation of this annual report on Form 10-K, an evaluation was carried out by the Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of December 31, 2008.  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

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

The Company’s management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  As a result of this assessment, management identified material weaknesses in internal control over financial reporting.

A material weakness is a control deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weaknesses identified are described below:

Lack of Appropriate Accounting Policies, Procedures, and Personnel.  Management of HuntMountain Resources, Ltd. has not established with appropriate rigor the accounting policies, procedures, and documentation of significant judgments and estimates made by management in the preparation of the financial statements, including accounting policies related to accounting for convertible debt, determination of the functional currency of the foreign subsidiary, and accounting for non-routine expenditures.  In addition, management has not appropriately assessed the risk to reliable financial reporting related to the effects of the staffing of key financial reporting position(s).  This led to the identification by the auditors of material misstatements in the financial statements that were not identified by management related to the measurement of convertible debt, foreign subsidiary financial statements, and accounting for fixed assets.
As a result of the material weaknesses in internal control over financial reporting described above, HuntMountain Resources Ltd.’s management has concluded that, as of December 31, 2008, the Company’s internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework issued by the COSO.

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

Remediation of material weakness in internal control over financial reporting

In order to remediate the material weaknesses identified in Management’s Report on Internal Control Over Financial Reporting, we have taken the following actions subsequent to December 31, 2008:

•	The Company’s Chief Financial Officer has communicated enhanced accounting policies and procedures to address identified gaps.

•	Management is currently in the process of evaluating staffing adequacy of the Accounting Department of the Argentine subsidiary.

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

ITEM 9B.	OTHER INFORMATION. None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following information is provided with respect to each executive officer and director of the Company:

Name (age)	Position	Length of Service

Tim Hunt (56)	Chairman, and Director	2005

William R. Green (70)	Director	1993*
Eberhard A. Schmidt (71)	Director	2005
Alastair H. Summers (72)	Director	2006
Randal L. Hardy (47)	Director	2005**
Darrick Hunt	Director	2008
Matthew J. Hughes (48)	Executive Vice-President of Exploration & Chief Operating Officer	2005
Danilo Silva (46)	President of CCSA	2006
Bryn Harman, CFA (39)	Chief Financial Officer	2007
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

Darrick Hunt, CPA is the Chief Financial Officer of Spokane, Washington-based Huntwood Industries, the largest building materials manufacturer and one of the largest employers in the Eastern Washington/Northern Idaho region.  He holds a license as a Certified Public Accountant under the Board of Accountancy of Washington State, having received his Bachelors in Business Administration from Gonzaga University.

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

Bryn Harman, CFA, Chief Financial Officer. Mr. Harman has been our Chief Financial Officer since November, 2007. Prior to joining us Mr. Harman had been the Vice President and Director of Research for ICM Asset Management since 2002. From 1999 until 2002 Mr. Harman was a Senior Equity Analyst for RedChip Companies. Mr. Harman is a Chartered Financial Analyst and is graduated from the University of Saskatchewan with a Bachelor of Commerce (finance) degree. Mr. Harman is a member of the CFA Institute and the Institute of Management Accountants.

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

William Green, Eberhard Schmidt and Alastair Summers serve as members of the Audit Committee. William Green, Eberhard Schmidt and Alastair Summers are independent as defined by NASDAQ marketplace rules 4200(a)(15) and 4350(d)(2). In forming our Board of Directors, we sought individuals with the ability to guide our operations based on their business experience, both past and present, and their education. Our business model is not complex and our accounting issues are straightforward. Responsibility for our operations is centralized within management. We recognize that having a person who possesses all of the attributes of an independent audit committee financial expert would be a valuable addition to our Board of Directors. However, we are not, at this time, able to compensate such a person, and therefore, may find it difficult to attract such a candidate.

The Board of Directors has adopted a policy requiring that the Audit Committee pre-approve the audit and non-audit services performed by the independent auditor in order to assure that the provision of such services does not impair the auditor's independence.

Compensation Committee

William Green, Eberhard Schmidt and Alastair Summers serve as members of the Compensation Committee. William Green, Eberhard Schmidt and Alastair Summers are independent as defined by NASDAQ marketplace rules 4200(a)(15) and 4350(d)(2).

Corporate Governance and Nominating Committee

William Green, Eberhard Schmidt and Alastair Summers serve as members of the Corporate Governance and Nominating Committee. William Green, Eberhard Schmidt and Alastair Summers are independent as defined by NASDAQ marketplace rules 4200(a)(15) and 4350(d)(2).

The Company does not have a disclosure committee.

Compliance with Section 16(a) of the Exchange Act. Our officers, directors and persons owning more than 10% of our common stock are obligated to file reports of ownership and changes in ownership with the Securities and Exchange Commission under Section 16(a) of the Securities Exchange Act of 1934. To our knowledge, based solely upon review of the copies of such reports received or written representations from the reporting persons, we believe that during our fiscal year ended December 31, 2008 our directors, executive officers and persons who own more than 10% of our common stock complied with all Section 16(a) filing requirements with the exception of the following: Tim Hunt (6 Reports, 12 Transactions), Michael Mastor (1 Report, 1 Transaction), Bryn Harman (2 reports, 2 transactions), Steve Taylor (1 report, 1 transaction) and Mathew Hughes (2 reports, 2 transactions).

Code of Ethics

We have adopted a corporate code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code. A copy of the code of ethics is attached hereto.

ITEM 11.	EXECUTIVE COMPENSATION

The following table sets forth the compensation paid by the Company to its Chief Executive Officer and our other most highly compensated officers for the year ended December 31, 2008 and the year ended December 31, 2007:

Name	Year	Salary	Bonus	Stock Awards	Option Awards	Total
Tim Hunt,	2008	$0	$0	$0	$0	$0
Chairman and CEO	2007	$0	$0	$0	$0	$0
	2006	$0	$0	$0	$60,000	$60,000
Matthew Hughes,	2008	$148,846	$0	$0	$64,000	$212,846
Chief Operating	2007	$120,577	$15,000	$75,000	$17,178	$227,755
Officer	2006	$90,577	$577	$0	$22,750	$113,904
Bryn Harman,	2008	$113,000	$0	$0	$50,000	$163,423
Chief Financial	2007	$13,327	$0	$0	$15,500	$28,827
Officer	2006	$0	$0	$0	$0	$0
Steve Taylor,	2008	$53,846	$0	$0	$25,000	$78,846
Vice President and	2007	$0	$0	$0	$0	$0
Secretary/Treasurer	2006	$42,077	$0	$0	$0	$42,077
Randall Hardy,	2008	$0	$0	$0	$0	$0
President	2007	$84,577	$0	$0	$24,000	$108,577
	2006	$101,538	$3,352	$0	$22,015	$126,905

Executive Compensation Agreements

Hughes Employment Agreement

Matthew Hughes has been an employee of the Company since December 2005 as Vice President of Exploration.  In August 2007, he entered into a seven-year employment agreement whereby he would become the Executive Vice President and Chief Operating Officer.  A brief description of the material terms of this agreement are as follows:  the term is seven-years with future renewals to be negotiated between the employee and the chief executive officer; it can be terminated for cause (without notice) or without cause; if termination occurs without cause, Mr. Hughes will be entitled to receive six (6) months of his annual salary in severance; in the event that the company is acquired and results in Mr. Hughes’ termination or diminution of duties, he will be entitled to receive twelve (12) months of his annual salary.  His compensation included an initial annual salary of $150,000, 150,000 shares of restricted stock, and a $15,000 cash bonus. Mr. Hughes’s base salary was set to increase periodically through the life of the agreement; however, due to cost cutting measures, Mr. Hughes salary was permanently reduced to $148,500 on January 1, 2009.

 Mr. Hughes was also granted incentive stock options to purchase 100,000 shares of common stock (at the closing stock price on the effective date of the agreement, August 22, 2007) pursuant to the 2005 Stock Option Plan, with 50,000 vesting on February 1, 2008 and 50,000 vesting on September 1, 2008.  Mr. Hughes is also eligible to receive health insurance for himself and his family through the Company, and the Company will pay the premiums for the policy he chooses.

Harman Employment Agreement

On October 29, 2007 the Company entered into an employment agreement with Bryn Harman. Mr. Harman’s compensation included an annual salary rate of $105,000 until May 7, 2008, an annual salary rate of $115,000 from May 7, 2008 to November 7, 2008 and an annual rate of $125,000 thereafter, Due to cost cutting measures, Mr. Harman’s base salary was permanently reduced to an annual rate of $117,000 on January 1, 2009. Mr. Harman was granted 150,000 stock options vesting over time during the first year of employment.

Outstanding Equity Awards at Year End

The following table summarizes the amount of our executive officers' equity-based compensation outstanding at the fiscal year ended December 31, 2008:

	Options awards					Stock awards
Name	Number of Securities Underlying Unexercised Options - Exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Options - Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Exercise date	Number of Shares That Have Not Vested	Market Value of Shares That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Tim Hunt	250,000	-	-	$0.25	3/26/2011	-	-	-	-
Matthew	50,000	-	-	$0.45	9/1/2013	-	-	-	-
Hughes	50,000	-	-	$0.45	2/1/2013	-	-	-	-
	50,000	-	-	$0.63	11/2/2011	-	-	-	-
	50,000	-	-	$0.25	12/15/2013	-	-	-	-
	50,000	-	-	$0.25	12/15/2012	-	-	-	-
	50,000	-	-	$0.25	12/15/2011	-	-	-	-
	50,000	-	-	$0.67	9/1/2015	-	-	-	-
	-	50,000	-	$0.67	2/1/2014	-	-	-	-
Bryn Harman	50,000	-	-	$0.38	11/8/2013	-	-	-	-
	50,000	-	-	$0.38	4/8/2013	-	-	-	-

Director Compensation

No annual compensation is paid to our directors.  Upon appointment to the board of directors each director is granted an option to purchase 150,000 shares of the Company’s common stock at the prevailing market price on the date of appointment. During the year ended December 31, 2008, Darrick Hunt was granted a fully vested stock option to purchase 150,000 shares of common stock at market value on the date of his appointment.

Name	Fees earned or paid in cash	Stock awards	Option Awards	All other Compensation	Total
Tim Hunt	$0	$0	$0	$0	$0
William Green	$0	$0	$0	$0	$0
Eberhard Schmidt	$0	$0	$0	$0	$0
Alastair H. Summers	$0	$0	$0	$14,938	$14,938
Randy Hardy	$0	$0	$0	$0	$0
Darrick Hunt	$0	$0	$75,000	$0	$75,000

Retirement, Resignation or Termination Plans

We sponsor no plan, whether written or verbal, that would provide compensation or benefits of any type to an executive upon retirement, or any plan that would provide payment for retirement, resignation, or termination as a result of a change in control of our Company or as a result of a change in the responsibilities of an executive following a change in control of our Company.  Specific executive employment agreements described above do, however, provide, that in the event of a change in control, if the executive’s employment is terminated by the Company without cause, as such term is defined in the respective employment agreements, the executive will be entitled to the payment amounts set forth in the employment agreement.

The Company does not have a disclosure committee.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information in the Information Statement set forth under the caption “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

This information in incorporated by reference from Notes 6, 9, 10, 12, 14 and 16  to the Company’s Audited Financial Statements as set forth in Item 8 of this Form 10K.

The Company has lease commitments on office space and storage space owned by Hunt Family Limited Partnership, an entity controlled by the Company’s Chairman and CEO. The total annual lease obligation for this facility is $68,523 (not including common area maintenance charges).

In January 2007, the Company obtained an unsecured loan commitment for multiple advances up to $2,000,000 from Hunt Family Limited Partnership (“HFLP”), an entity controlled by the Company’s Chairman and CEO, for the purpose of providing working capital, surety, bonding and/or indemnification purposes for HuntMountain Resources Ltd. and its subsidiaries.

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

Between July 1, 2008 and July 30, 2008 the Company drew an additional $1,475,000 on the October Note, resulting in a balance of $5,000,000 on July 30, 2008. On July 30, 2008 holders of the October Note Converted the entire $5,000,000 of October Note principal at a conversion price of $0.25 per unit. As a result the Company issued 20,000,000 shares and 20,000,000 warrants.

On July 31, 2008 the Company drew an additional $500,000 on the October Note, resulting in a balance of $500,000 on that date. Subsequently, on July 31, 2008, holders of the October Note converted the entire $500,000 balance and $98,548 in accrued interest payable relating to the October Note into units at a conversion price of $0.25 per unit. As a result the Company issued 2,394,192 shares and 2,394,192 warrants. During the year ended December 31, 2008 the company paid $14,938 to Alastair Summers, a director of the Company, for consulting services.

As of December 31, 2008 the Company had an exploration advance receivable of $200 owed by Mathew Hughes, an executive officer of the Company.

At December 31, 2007 the Company had an employee advance for field exploration expenses from an officer of Cerro Cazador S.A. of $1,870.

At December 31, 2007 the Company had an employee advance for field exploration expenses from an officer of Cerro Cazador S.A. of $348.

 As of December 31, 2008 the Company had an exploration advance receivable of $3,420 owed by Danilo Silva, an executive officer of CCSA.

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

Audit Fees

The aggregate fees billed for professional services rendered by the Company’s principal accountant for the audit of the Company’s annual financial statements for the fiscal years ended December 31, 2008 and 2007 and for services rendered by the Company’s principal accountant relating to the preparation of quarterly financial statements for inclusion in the Company’s quarterly reports on Form 10Q were $57,597 and $45,692 respectively.

Audit Related Fees

The Company incurred no fees during the last two fiscal years for assurance and related services by the Company’s principal accountant that were reasonably related to the performance of the audit of the Company’s financial statements.

Tax Fees

The Company incurred fees totaling $3,432 and $3,291 during the fiscal years ended December 31, 2008 and 2007, respectively, for professional services rendered by the Company’s principal accountant for tax compliance, tax advice and tax planning.

All Other Fees

The Company incurred $7,402 and nil  in fees during the fiscal years ended December 31, 2008 and 2007 respectively, for services rendered by the Company’s principal accountant relating all other services.

Our audit committee’s pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committees pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.

The percentage of hours expended on the principal accountant’s engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full time, permanent employees was 0%.

ITEM 15.                EXHIBITS

(a) The following documents are filed as part of the report:

Incorporated as reference
Exhibit	Document Description	Form	Date	Number	Filed Herewith

3.1	Articles of incorporation	DEF 14C	10/5/2007	3.1

3.2	Bylaws	DEF 14C	10/5/2007	3.2

14.1	Code of Business Conduct and Ethics				X

14.2	Code of Ethics for President, CEO and Senior Financial Officers				X

14.3	Code of Ethics for Financial Reporting Officers				X

21	Subsidiaries of the Registrant				X

31.1	Certification of the Principal Executive Officer				X

31.2	Certification of the Chief Financial Officer				X

32.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002				X

32.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002				X

99.1	Audit Committee Charter				X

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

/s/ Tim Hunt
4/14/2009
TIM HUNT	Date
Director

/s/ William R. Green
4/14/2009
WILLIAM R. GREEN	Date
Director

/s/ Eberhard Schmidt
4/14/2009
EBERHARD SCHMIDT	Date
Director

/s/ Alastair Summers
4/14/2009
ALASTAIR SUMMERS	Date
Director

/s/ Darrick Hunt
4/14/2009
DARRICK HUNT	Date
Director

/s/ Randal Hardy
4/14/2009
RANDAL HARDY	Date
Director

Incorporated as reference
Exhibit	Document Description	Form	Date	Number	Filed Herewith

3.1	Articles of incorporation	DEF 14C	10/5/2007	3.1

3.2	Bylaws	DEF 14C	10/5/2007	3.2

14.1	Code of Business Conduct and Ethics				X

14.2	Code of Ethics for President, CEO and Senior Financial Officers				X

14.3	Code of Ethics for Financial Reporting Officers				X

21	Subsidiaries of the Registrant				X

31.1	Certification of the Principal Executive Officer				X

31.2	Certification of the Chief Financial Officer				X

32.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002				X

32.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002				X

99.1	Audit Committee Charter				X