Form 10-Q
period 2009-03-31
HuntMountain Resources
filed 2009-05-15
CIK 65224

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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

______________________________________
(Former name, former address & former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
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

HUNTMOUNTAIN RESOURCES LTD.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED March 31, 2009

PART I

Item 1.   Financial Information

HuntMountain Resources Ltd. and Subsidiaries
(An Exploration Stage Enterprise)

Consolidated Balance Sheets

	March 31,	December 31,
	2009	2008
	(unaudited)
Assets

CURRENT ASSETS:
Cash and cash equivalents:
Cash	$39,957	$62,162
Short term cash investments - domestic	14,990	14,246
Short-term cash investments - Argentina	115,087	174,076
Total cash and cash equivalents	170,033	250,484

Receivables	156,911	153,135
Prepaid expenses	72,615	77,453
Accrued interest receivable	3,950	5,909
Deposits paid to vendors	584,000	584,000
Total current assets	987,509	1,070,981

PROPERTY AND EQUIPMENT, NET:	1,296,524	1,323,204

OTHER ASSETS:
Receivable - V.A. tax, Argentina	400,291	380,153
Performance bond	84,257	98,927
Property deposits and property purchase option	341,500	341,500
Investments	7,331	7,331
Total other assets	833,379	827,911

Total assets	$3,117,413	$3,222,095

Liabilities and Stockholders’ Equity (Deficit)

CURRENT LIABILITIES:
Trade accounts payable	$2,036,831	$2,376,402
Accrued wages and related taxes	106,870	115,260
Employee expense payable	-	3,412
Tax payable, Argentina	117,319	123,290
Shareholder loan, including interest payable	3,198,510	1,898,534
Net short term note payable	-	-
Accrued interest on note payable	-	-
Other payable	-	202,500
Total current liabilities	5,459,530	4,719,397

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock – 10,000,000 shares, $0.001 par value, authorized;-0- shares issued and outstanding	-	-
Common stock – 300,000,000 shares, $0.001 par value, authorized;76,251,362 shares issued and outstanding	76,251	76,251
Additional paid-in capital	50,979,078	50,975,578
Retained earnings - prior to exploration stage	90,527	90,527
Deficit accumulated during the exploration stage	(53,282,304)	(52,448,659)
Accumulated other comprehensive gain (loss)	(205,670)	(190,999)
Total stockholders’ equity (deficit)	(2,342,117)	(1,497,302)

Total liabilities and stockholders’ equity (deficit)	$3,117,413	$3,222,095

The accompanying condensed notes are an integral part of these consolidated financial statements.

HuntMountain Resources Ltd. and Subsidiaries
(An Exploration Stage Enterprise)

Consolidated Statements of Operations

	Three months ended March 31,		From Inception of Exploration Stage July 1, 2005 through
	2009	2008	March 31, 2009
	(unaudited)	(unaudited)	(unaudited)

REVENUE:	$-	$-	$-

EXPENSES:
Professional fees	230,357	165,224	1,859,581
Marketing	1,112	6,499	229,116
Exploration expenses	318,611	828,413	8,193,685
Travel expenses	31,258	63,849	588,237
Administrative and office expenses	79,709	52,891	825,798
Payroll expenses	218,492	190,150	2,081,352
Stock compensation expense	3,500	52,500	431,362
Common stock and options issued for services	-	-	479,838
Interest expense and banking charges	84,990	141,238	609,165
Other expense - Argentina	5,886	-	93,126
Value added tax net present value adjustment	37,204	-	990,724
Depreciation expense	23,310	2,314	120,956

	1,034,429	1,503,078	16,502,941

LOSS BEFORE OTHER INCOME	(1,034,429)	(1,503,078)	(16,502,941)

OTHER INCOME/(EXPENSE):
Financing charge	-	(4,229,946)	(28,849,996)
Amortization of debt discount	-	(1,641,212)	(8,218,485)
Dividend and interest income	2,177	2,035	82,669
Income from partnership interest	-	800	5,423
Gain on sale of fixed assets	5	-	2,424
Foreign exchange gain/(loss)	166,843	-	166,843
Amortization of VAT discount, Argentina	31,759	-	31,759

LOSS BEFORE INCOME TAXES:	(833,645)	(7,371,400)	(53,282,304)

Income taxes:	-	-	-

NET LOSS AFTER TAXES from continued operations	$(833,645)	$(7,371,400)	$(53,282,304)

OTHER COMPREHENSIVE GAIN(LOSS)	(14,670)	-	(205,670)

COMPREHENSIVE LOSS	(848,315)	(7,371,400)	(53,487,973)

BASIC AND DILUTED COMPREHENSIVE LOSS PER SHARE based on weighted-average shares outstanding	$(0.01)	$(0.22)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING, BASIC AND DILUTED	76,251,362	33,358,219

The accompanying condensed notes are an integral part of these consolidated financial statements.

HuntMountain Resources Ltd. and Subsidiaries
(An Exploration Stage Enterprise)

Consolidated Statements of Cash Flows

	Three month ended March 31,		From Inception of Exploration Stage July 1, 2005 through
	2009	2008	March 31, 2009
	(unaudited)	(unaudited)	(unaudited)

Increase (Decrease) in Cash and Cash Equivalents

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(833,645)	$(7,371,400)	$(53,282,304)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	23,310	2,314	120,956
Stock option compensation expense	3,500	52,500	431,362
Common stock and options issued for services	-	-	479,838
Financing charge	-	4,229,946	28,849,996
Amortization of debt discount	-	1,641,212	8,218,485
Gain on sale of precious metal investments	-	-	(15,194)
Value added tax net present value adjustment	37,204	-	37,204
Accretion of VAT Discount	(31,759)	-	(31,759)
Decrease (increase) in receivables	(23,914)	(145,354)	(557,202)
Decrease (increase) in prepaid expenses	4,838	5,415	(72,615)
Decrease (increase) in deposits paid to vendors	-	-	(584,000)
Accrued interest income	1,959	(1,986)	(3,950)
Increase (decrease) in accounts payable	(348,954)	(49,232)	2,110,025
Increase in interest payable, shareholder loan	81,477	128,104	110,011
Increase in accrued liabilities	(8,390)	12,410	137,995
Increase (decrease) in other payable	(202,500)	-	-
Net cash used in operating activities	(1,296,875)	(1,496,072)	(14,051,153)

CASH FLOWS FROM INVESTING ACTIVITIES:
Land purchases	-	-	(710,000)
Performance bond	-	-	(247,486)
Property deposits	-	(135,000)	(271,500)
Property purchase option	-	-	(70,000)
Sale of precious metal investments	-	-	28,913
Acquisition of equipment	(3,102)	(16,331)	(714,965)
Net cash used in investing activities	(3,102)	(151,331)	(1,985,038)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from convertible note financing	-	1,413,544	10,911,562
Proceeds from sale of common stock	-	189,456	1,132,870
Proceeds from shareholder loan	1,218,500	-	3,088,500
Net cash provided by financing activities	1,218,500	1,603,000	15,132,932

Effect of currency translation on cash	1,027	(7,410)	(34,628)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(80,450)	(51,813)	(937,887)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR/PERIOD	250,484	653,304	1,107,921

CASH AND CASH EQUIVALENTS, END OF YEAR/PERIOD	$170,033	$601,491	$170,033

Supplemental Disclosures of Cash Flow Information:

NON-CASH FINANCING ACTIVITIES:
Conversion of note into equity	-	189,456	189,456
Accrued interest	81,477	128,104	209,580

Income taxes, paid net of refunds:	-	-	-
Interest paid:	-	-	-

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

The unaudited financial statements have been prepared by the management of the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such SEC rules and regulations.  These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, which was filed with the SEC on April 14, 2009.  In the opinion of management of the Company, the foregoing statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 2009 and its results of operations and cash flows for the three month periods ended March 31, 2009and March 31, 2008.  The interim results reflected in the foregoing financial statements are not considered indicative of the results expected for the full fiscal year.

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

NOTE 2 – GOING CONCERN

As shown in the accompanying financial statements, the Company has had no revenues and has incurred an accumulated deficit from the inception of the development stage of approximately $53,300,000 through March 31, 2009. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management intends to seek additional capital from new equity securities offerings that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan.

Historically, the Company has funded its operations with proceeds from related party loans that were converted into shares of its common stock. Should the Company be unsuccessful in raising additional funds through future private placements, its business, and, as a result, its financial position, results of operations and cash flow will likely be materially adversely impacted. As such, substantial doubt as to the Company’s ability to continue as a going concern remains as of the date of these financial statements.

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

Note 3: Summary of Significant Accounting Policies

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

Accounts Receivable

The Company carries its accounts receivable at net realizable value. On a periodic basis, the Company evaluates its accounts receivable and determines if an allowance for doubtful accounts is necessary, based on a history of past write-offs and collections and current credit conditions. At March 31, 2009 the Company’s accounts receivable balance was $156,911 compared to $153,135 at December 31, 2008. The Company’s accounts receivable balance includes no allowance for doubtful accounts based upon management’s expectations and analysis.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and it’s wholly and majority-owned subsidiaries after elimination of intercompany accounts and transactions. All of the wholly owned subsidiaries of the Company are named above in Note 1 – Basis of Presentation.

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

At this time, the Company holds securities classified as available for sale.  See Note 6 - Investments for further details.

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

Drilling and excavation equipment is stated at cost on the balance sheet for March 31, 2009. The Company has not begun depreciating drilling and excavation equipment because the equipment has not been placed into service.

Earnings Per Share

The Company has adopted Statement of Financial Accounting Standards No. 128, which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. Although there were common stock equivalents outstanding on March 31, 2009, they were not included in the calculation of earnings per share because they would have been considered anti-dilutive.

Basic earnings per share are computed using the weighted average number of shares outstanding during the years (76,251,362 in the first quarter of 2009 and 33,358,219 in the first quarter of 2008).

As of March 31, 2009 and 2008, the Company had outstanding options and warrants for a total of 48,896,248 and 3,648,000, respectively, of additional shares which were considered anti-dilutive.

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

Fair Value Measurements

Our financial instruments as defined by Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments,” include cash, short term investments, a performance bond and accrued liabilities. All instruments except the performance bond are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at March 31, 2009 and March 31, 2008. The performance bond was marked to market on March 31, 2009 and March 31, 2008.

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

The following table discloses by level within the fair value hierarchy the Company’s assets and liabilities measured and reported on the Consolidated Balance Sheets as of March 31, 2009, at fair value on a recurring basis:

	Total	Level I	Level II	Level III
Assets:
Performance bond	$84,257	$84,257	$0	$0
Receivable – V.A. Tax	400,291	0	0	400,291
Total:	$484,548	$84,257	$0	$400,291

The performance bond, required to secure the Company’s rights to explore the La Josefina property, is a step-up coupon US dollar bond issued by the Government of Argentina with a face value of $600,000 and a maturity date of 2035. The bond was originally purchased for $251,613 and had a value of $84,257 on March 31, 2009.

The Receivable - V.A. Tax accrued due to the payment of valued added tax on certain transactions in Argentina. The Company will realize this credit as an offset against V.A. taxes due on future revenues.  This asset is reported at net present value based upon the Company’s estimate of an expected benefit period of 7 years and a discount rate of 18.6% based upon the average Argentine interest rates.

Concentration of Credit Risk

The Company maintains its cash and cash equivalents in multiple financial institutions.  Balances in the United States are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000 per institution.  Balances on deposit may occasionally exceed FDIC insured amounts. All of the Company’s cash in U.S. bank accounts was FDIC insured at March 31, 2009. The Company also maintains cash in an Argentine bank. The Argentine accounts, which had a U.S. dollar balance of $153,724 at March 31, 2009, are considered uninsured.

Foreign Currency Translation

Our international operations use the US Dollar as their functional currency. The financial statements of international subsidiaries are translated to their U.S. dollar equivalents at end-of-period currency exchange rates for monetary assets and liabilities and at average currency exchange rates for revenues and expenses. Translation adjustments for international subsidiaries are recorded as a loss in the accompanying Consolidated Statements of Operations. Transaction gains and losses resulting from fluctuations in currency exchange rates on transactions denominated in currencies other than the functional currency are recognized as incurred in the accompanying Consolidated Statements of Operations, except for certain inter-company balances designated as long-term investments.

Other Comprehensive Income

The Company has adopted SFAS 130, “Reporting of Comprehensive Income,” which establishes guidelines for the reporting and display of comprehensive income (loss) and its components in financial statements. Comprehensive income (loss) includes the accrued gain or loss on the performance bond. (discussed in Note 5 – Performance Bond).

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

Note 4: Stock option plan

The Company’s 2005 Stock Plan permits the granting of up to 3,000,000 non-qualified stock options, incentive stock options, and restricted shares of common stock to employees, directors, and consultants.  At March 31, 2009, there were 2,495,000stock options granted to directors, employees, or consultants of which 2,345,000 options were vested as of March 31, 2009. The fair value of each option is estimated on the vesting date using the Black-Scholes option pricing model.

There were 50,000 options that vested during the quarter ended March 31, 2009; therefore, the Company’s total stock option expense for the quarter was $3,500.  Expenses for the remaining options will be recorded as they vest through 2012.

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

	Three month periods ended
	March 31,2009	March 31, 2008
Weighted average risk free rate:	0.24%	2.09%
Weighted average volatility:	82.8%	82.8%
Expected dividend yield:	0%	0%
Weighted average life (years):	5.0	5.0

The following table summarizes the terms of the options outstanding at March 31, 2009:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number of Exercisable Options at March 31, 2009

	90,000	$0.20	2.89	90,000
	700,000	$0.25	2.36	700,000
	100,000	$0.30	2.59	100,000
	10,000	$0.34	1.33	10,000
	150,000	$0.38	4.32	150,000
	650,000	$0.45	3.31	650,000
	5,000	$0.55	2.25	5,000
	55,000	$0.60	3.74	55,000
	150,000	$0.63	3.09	175,000
	100,000	$0.64	4.45	100,000
	100,000	$0.67	4.92	50,000
	385,000	$0.76	4.34	285,000

TOTALS	2,495,000	$0.453	3.31	2,345,000

Note 5: Performance bond

During the quarter ended March 31, 2007, the Company's wholly-owned subsidiary, Cerro Cazador S.A., was required to purchase a performance bond as a condition of the exploration agreement on the La Josefina property in Argentina.  The bond was originally purchased for $251,613 and had a value of $214,762 at December 31, 2007. As of the quarter ended March 31, 2009, the value of the bond decreased to $84,257. The decline in value is presented on our balance sheet as Other Comprehensive Income (Loss). The bond has a face value of $600,000, or 10% of our required investment under the terms of the agreement.

Note 6: Investments

The Company holds an interest in two units of Pondera Partners, Ltd., a producing oil project located in Teton County, Montana. This investment was valued at cost on the Company’s balance sheet at $7,331 on March 31, 2009.

Note 7: Subsequent events

Subsequent to March 31, 2009 the Hunt Family Limited Partnership (“HFLP”), an entity controlled by the Company’s Chairman and CEO, advanced an additional $245,000 to the Company with no specific repayment terms.

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

Results of Operations

Three month period ended March 31, 2009 compared to March 31, 2008

We had no revenues from operations during the recently completed quarter. Our only income has been derived from interest and dividends on our cash and cash investments. Interest and dividend income for the three-month period ended March 31, 2009 increased to $2,177 from $2,035 for the same period ended March 31, 2008. This increase was due to slightly higher interest income during the quarter ended March 31, 2009 relative to the quarter ended March 31, 2008.

We had a comprehensive loss of $848,315 during the three-month period ended March 31, 2009.  This compares to a comprehensive loss of $7,371,400 during the three-month period ended March 31, 2008. The decrease in our comprehensive loss was due to the lack of beneficial conversion feature accounting for the Company’s convertible notes, lower exploration expenditures and lower interest expense associated with the company’s debt financing instruments.

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

Working Capital, Cash and Cash Equivalents

The Company’s working capital deficit for the three month period ending March 31, 2009 was $(4,472,021) compared to $(3,648,416) on December 31, 2008. The ratio of current assets to current liabilities was 0.18 to 1 at March 31, 2009 compared to 0.23 to 1 at December 31, 2008. Working capital decreased during the three month period ended March 31, 2009 compared to the same period in 2008 due primarily to the Company’s shareholder loan balance.

Net cash used in operating activities was $1,298,834 for the three month period in 2009 compared with $1,494,086 used in operating activities in the same period during 2008.  The decrease is the result of an increase in payables during the three months ended March 31, 2009.

During the period ending March 31, 2009, investing activities used $1,143 compared with $153,317 during that same period in 2008. The decrease relates to the absence of property deposit and equipment investments during the three months ended March 31, 2009.

Cash flow from financing activities was $1,218,500 during the three month period ended March 31, 2009 compared to $1,603,000 during that same period in 2008. The decrease is due to the absence of convertible note financing in the three month period ended March 31, 2009.

As a result, cash and cash equivalents decreased by $80,450 during the three month period ended March 31, 2009. This compares to a decrease in cash and cash equivalents of $51,813 in the three month period ended March 31, 2008. The Company has cash and cash equivalents of $170,033 as of March 31, 2009. It will be necessary for the Company to raise additional capital to continue the Company's business activities.

Trade accounts payable decreased to $2,036,831from $2,376,402 on December 31, 2008 as a result of decreased exploration activity in Argentina.

Item 3. Quantitative & Qualitative Disclosures about Market Risk

Not Applicable.

Item 4. Controls and Procedures

In connection with the preparation of this Form 10-Q, an evaluation was carried out by the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)). Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on such evaluation, and in light of the previously identified material weakness in internal control over financial reporting, as of March 31, 2009, relating to the lack of appropriate accounting policies and related procedures described in the Company’s annual report on Form 10-K for the year ended December 31, 2008, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2009, the Company’s disclosure controls and procedures were ineffective.

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None

ITEM 1A.	RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 2.	RECENT SALES OF UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 5.	OTHER INFORMATION

None

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

HUNTMOUNTAIN RESOURCES LTD.

BY:	TIM HUNT	DATE: May 15, 2009
TIM HUNT, CHAIRMAN, PRESIDENT & CHIEF EXECUTIVE OFFICER

BY:	BRYN HARMAN	DATE: May 15, 2009
BRYN HARMAN, CHIEF FINANCIAL OFFICER