Form 10-Q
period 2009-06-30
HuntMountain Resources
filed 2009-08-19
CIK 65224

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
From_______________ to ________________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes☐No☒

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date 76,251,362.

HUNTMOUNTAIN RESOURCES LTD.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

PART I

Item 1.   Financial Information

HuntMountain Resources Ltd. and Subsidiaries
(An Exploration Stage Enterprise)

Consolidated Balance Sheets

	June 30,	December 31,
	2009	2008
	(unaudited)
Assets

CURRENT ASSETS:
Cash and cash equivalents:
Cash	$6,758	$62,162
Short term cash investments - domestic	15,170	14,246
Short-term cash investments - Argentina	94,059	174,076
Total cash and cash equivalents	115,986	250,484

Receivables	131,272	153,135
Prepaid expenses	67,547	77,453
Accrued interest receivable	11,373	5,909
Deposits paid to vendors	584,000	584,000
Total current assets	910,179	1,070,981

PROPERTY AND EQUIPMENT, NET:	575,202	1,323,204

OTHER ASSETS:
Receivable - V.A. tax, Argentina, net	417,036	380,153
Performance bond	139,108	98,927
Property deposits and property purchase option	341,500	341,500
Investments	7,331	7,331
Total other assets	1,614,975	827,911

Total assets	$3,100,356	$3,222,095

Liabilities and Stockholders’ Equity (Deficit)

CURRENT LIABILITIES:
Trade accounts payable	$1,982,170	$2,376,402
Accrued wages and related taxes	110,338	115,260
Employee expense payable	1,337	3,412
Tax payable, Argentina	80,392	123,290
Shareholder loan, including interest payable	-	1,898,534
Net short term note payable	528,983	-
Accrued interest on note payable	216,049	-
Other payable	-	202,500
Note payable	34,182	-
Total current liabilities	2,953,452	4,719,397

COMMITMENTS & CONTINGENCIES	-	-

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock – 10,000,000 shares, $0.001 par value, authorized;-0- shares issued and outstanding	-	-
Common stock – 300,000,000 shares, $0.001 par value, authorized;76,251,362 shares issued and outstanding	76,251	76,251
Additional paid-in capital	57,770,373	50,975,578
Retained earnings - prior to exploration stage	90,527	90,527
Deficit accumulated during the exploration stage	(57,639,430)	(52,448,659)
Accumulated other comprehensive gain (loss)	(150,817)	(190,999)
Total stockholders’ equity (deficit)	146,904	(1,497,302)

Total liabilities and stockholders’ equity (deficit)	$3,100,356	$3,222,095
The accompanying condensed notes are an integral part of these consolidated financial statements.

HuntMountain Resources Ltd. and Subsidiaries
(An Exploration Stage Enterprise)

Consolidated Statements of Operations

	Three months ended June 30,		Six months ended June 30,		From Inception of Development Stage
	2009	2008	2009	2008	July 1, 2005 through
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	June 30, 2009

INCOME:	$-	$-	$-	$-	$-

EXPENSES:
Professional fees	179,424	261,848	409,781	427,072	2,039,005
Marketing	158	14,154	1,271	20,653	229,274
Exploration expenses	267,840	1,435,152	586,451	2,263,565	8,461,525
Travel expenses	53,488	69,210	84,746	133,059	641,725
Administrative and office expenses	86,369	125,271	166,078	178,161	912,167
Payroll expenses	221,194	228,138	439,687	418,288	2,302,546
Stock compensation expense	3,500	54,000	7,000	106,500	434,862
Common stock and options issued for services	-	75,000	-	75,000	479,838
Interest expense and banking charges	106,965	92,550	191,955	233,788	716,129
Other expense - Argentina	14,521	-	20,407	-	107,647
Value added tax net present value adjustment	49,606	-	86,810	-	1,040,330
Depreciation expense	22,313	12,819	45,622	15,133	143,269

	1,005,378	2,368,141	2,039,806	3,871,219	17,508,319

LOSS BEFORE OTHER INCOME	(1,005,378)	(2,368,141)	(2,039,806)	(3,871,219)	(17,508,319)

OTHER INCOME/(EXPENSE):
Financing charge	(2,837,295)	(12,244,341)	(2,837,295)	(16,474,287)	(31,687,292)
Amortization of debt discount	(528,983)	(2,254,073)	(528,983)	(3,895,284)	(8,747,468)
Dividend and interest income	7,655	1,965	9,831	4,000	90,324
Income from partnership interest	-	-	-	-	5,423
Gain on sale of fixed assets	-	-	5	-	2,424
Foreign exchange gain/(loss)	(9,836)	-	157,007	-	157,007
Accretion of VAT discount, Argentina	16,712	-	48,471	-	48,471
Net other income	-	(6,941)	-	(6,141)	-

LOSS BEFORE INCOME TAXES:	(4,357,126)	(16,871,531)	(5,190,771)	(24,242,932)	(57,639,430)

Income taxes:	-	-	-	-	-

NET LOSS AFTER TAXES from continued operations	$(4,357,126)	$(16,871,531)	$(5,190,771)	$(24,242,932)	$(57,639,430)

OTHER COMPREHENSIVE GAIN/(LOSS)	54,853	-	40,183	-	-

COMPREHENSIVE LOSS	$(4,302,274)	$(16,871,531)	$(5,150,588)	$(24,242,932)	$(57,639,430)

BASIC AND DILUTED COMPREHENSIVE LOSS PER SHARE based on weighted-average shares outstanding	$(0.06)	$(0.32)	$(0.07)	$(0.58)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING, BASIC AND DILUTED	76,251,362	53,322,212	76,251,362	41,867,969

The accompanying notes are an integral part of these consolidated financial statements.

HuntMountain Resources Ltd. and Subsidiaries
(An Exploration Stage Enterprise)

Consolidated Statements of Cash Flows

			From Inception
	Six months ended		of Exploration Stage
	June 30,		July 1, 2005 through
	2009	2008	June 30, 2009
	(unaudited)	(unaudited)	(unaudited)

Increase (Decrease) in Cash and Cash Equivalents

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,190,771)	$(24,242,932)	$(57,639,430)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	45,622	15,133	143,269
Stock option compensation expense	7,000	106,500	434,862
Common stock and options issued for services	-	75,000	479,838
Financing charge	2,837,295	16,474,287	31,687,292
Amortization of debt discount	528,983	3,895,284	8,747,468
Gain on sale of precious metal investments	-	-	(15,194)
Value added tax net present value adjustment	49,606	-	49,606
Accretion of VAT discount	(48,471)	-	(48,471)
Decrease (increase) in receivables	(125,419)	(477,273)	(658,707)
Decrease (increase) in prepaid expenses	9,906	10,072	(67,547)
Decrease (increase) in deposits paid to vendors	-	-	(584,000)
Accrued interest income	(5,464)	(23)	(11,373)
Increase (decrease) in accounts payable	(444,126)	394,534	2,014,852
Increase in interest payable, shareholder loan	187,515	-	216,049
Increase in accrued liabilities	(8,390)	(6,022)	137,995
Increase (decrease) in other payable	(202,500)	-	-
Increase in note payable	34,182	-	34,182
Net cash used in operating activities	(2,325,031)	(3,755,439)	(15,079,308)

CASH FLOWS FROM INVESTING ACTIVITIES:
Land purchases	-	-	(710,000)
Performance bond	-	-	(247,486)
Property deposits	-	(135,000)	(271,500)
Property purchase option	-	-	(70,000)
Sale of precious metal investments	-	-	28,913
Acquisition of equipment	(4,679)	(152,738)	(716,542)
Net cash used in investing activities	(4,679)	(287,738)	(1,986,615)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from convertible note financing	2,080,500	4,838,442	12,992,062
Proceeds from sale of common stock	-	-	1,132,870
Proceeds from shareholder loan	-	-	1,870,000
Net cash provided by financing activities	2,080,500	4,838,442	15,994,932

Effect of currency translation on cash	114,712	(73,181)	79,057

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(134,498)	722,084	(991,934)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR/PERIOD	250,484	653,304	1,107,921

CASH AND CASH EQUIVALENTS, END OF YEAR/PERIOD	$115,986	$1,375,388	$115,986

Supplemental Disclosures of Cash Flow Information:

NON-CASH FINANCING ACTIVITIES:
Conversion of note into equity	-	4,840,000	10,313,010
Cashless exercise of options	-	78	188,829
Accrued interest	(187,515)	(206,579)	(627,747)
Conversion of shareholder loan to convertible note	3,760,500	-	-

Income taxes, paid net of refunds:	-	-	-
Interest paid:	-	-	-
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

The unaudited financial statements have been prepared by the management of the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such SEC rules and regulations.  These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, which was filed with the SEC on April 14, 2009.  In the opinion of management of the Company, the foregoing statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 2009 and its results of operations and cash flows for the three month and six month periods ended June 30, 2009 and June 30, 2008.  The interim results reflected in the foregoing financial statements are not considered indicative of the results expected for the full fiscal year.

The accompanying consolidated financial statements include the accounts of HuntMountain Resources Ltd. (“HMR”), a Washington corporation, its wholly-owned Canadian subsidiary HuntMountain Resources LTD (“HMR LTD”), HMR’s wholly owned Mexican subsidiary Cerro Cazador Mexico S.A. De C.V. (“CCM”), HMR’s wholly-owned subsidiary HuntMountain Investments, LLC (“HMI”), and Cerro Cazador S.A. (“CCSA”), an Argentine subsidiary 95% owned by HMR and 5% owned by HMI.

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

Note 2: Going Concern

As shown in the accompanying financial statements, the Company has had no revenues and has incurred an accumulated deficit from the inception of the development stage of approximately $57,639,430 through June 30, 2009. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management intends to seek additional capital from new equity securities offerings that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan.

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

Accounts Receivable

The Company carries its accounts receivable at net realizable value. On a periodic basis, the Company evaluates its accounts receivable and determines if an allowance for doubtful accounts is necessary, based on a history of past write-offs and collections and current credit conditions. At June 30, 2009 the Company’s accounts receivable balance was $131,272 compared to $153,135 at December 31, 2008. The Company’s receivables balance includes no allowance for doubtful accounts based upon management’s expectations and analysis.

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

Drilling and excavation equipment is stated at cost on the balance sheet for June 30, 2009. The Company has not begun depreciating drilling and excavation equipment because the equipment has not been placed into service.

Earnings Per Share

The Company has adopted Statement of Financial Accounting Standards No. 128, which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. Although there were common stock equivalents outstanding on June 30, 2009, they were not included in the calculation of earnings per share because they would have been considered anti-dilutive.

Basic earnings per share are computed using the weighted average number of shares outstanding during the years (76,251,362 in the second quarter of 2009 and 53,322,212 in the second quarter of 2008).

As of June 30, 2009 and 2008, the Company had outstanding options and warrants for a total of 48,041,248 and 24,127,056, respectively, of additional shares which were considered anti-dilutive.

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

Recent Accounting Pronouncements

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 165, “Subsequent Events,” (“SFAS No. 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 applies to both interim financial statements and annual financial statements. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. SFAS 165 does not have a material impact on our financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, “Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140,” (“SFAS 166”). SFAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. SFAS 166 is effective for fiscal years beginning after November 15, 2009. The Company will adopt SFAS 166 in fiscal 2010. The Company does not expect that the adoption of SFAS 166 will have a material impact on the financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46(R),” (“SFAS 167”). The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. SFAS 167 is effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period. The Company will adopt SFAS 167 in fiscal 2010. The Company does not expect that the adoption of SFAS 167 will have a material impact on the financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles,” (“SFAS 168”). SFAS 168 replaces FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles”, and establishes the FASB Accounting Standards Codification (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”). SFAS 168 is effective for interim and annual periods ending after September 15, 2009. The Company will begin to use the new Codification when referring to GAAP in its annual report on Form 10-K for the fiscal year ending December 31, 2009. This will not have an impact on the results of the Company.

Fair Value Measurements

Our financial instruments as defined by Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments,” include cash, short term investments, a performance bond and accrued liabilities. All instruments except the performance bond are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at June 30, 2009 and June 30, 2008. The performance bond was marked to market on June 30, 2009 and June 30, 2008.

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

The following table discloses by level within the fair value hierarchy the Company’s assets and liabilities measured and reported on the Consolidated Balance Sheets as of June 30, 2009, at fair value on a recurring basis:

	Total	Level I	Level II	Level III
Assets:
Performance bond	$139,108	$139,108	$0	$0
Receivable – V.A. Tax	417,036	0	0	417,036
Total:	$556,144	$139,108	$0	$417,036

The performance bond, required to secure the Company’s rights to explore the La Josefina property, is a step-up coupon US dollar bond issued by the Government of Argentina with a face value of $600,000 and a maturity date of 2035. The bond was originally purchased for $251,613 and had a value of $139,108 on June 30, 2009.

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

Concentration of Credit Risk

The Company maintains its cash and cash equivalents in multiple financial institutions.  Balances in the United States are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000 per institution.  Balances on deposit may occasionally exceed FDIC insured amounts. All of the Company’s cash in U.S. bank accounts was FDIC insured at June 30, 2009. The Company also maintains cash in an Argentine bank. The Argentine accounts, which had a U.S. dollar balance of $98,453 at June 30, 2009, are considered uninsured.

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

Note 4: Stock option plan

The Company’s 2005 Stock Plan permits the granting of up to 3,000,000 non-qualified stock options, incentive stock options, and restricted shares of common stock to employees, directors, and consultants.  At June 30, 2009, there were 2,395,000 stock options granted to directors, employees, or consultants of which 2,270,000 options were vested as of June 30, 2009. The fair value of each option is estimated on the vesting date using the Black-Scholes option pricing model.

There were 25,000 options that vested during the quarter ended June 30, 2009; therefore, the Company’s total stock option expense for the quarter was $3,500.  Expenses for the remaining options will be recorded as they vest through 2012.

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

	Three month periods ended
	June 30,2009	June 30, 2008
Weighted average risk free rate:	0.19%	1.86%
Weighted average volatility:	105.06%	82.8%
Expected dividend yield:	0%	0%
Weighted average life (years):	5.0	5.0

 The following table summarizes the terms of the options outstanding at June 30, 2009:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number of Exercisable Options at June 30, 2009

	90,000	$0.20	2.64	90,000
	700,000	$0.25	2.11	700,000
	100,000	$0.30	2.34	100,000
	10,000	$0.34	1.08	10,000
	50,000	$0.38	4.09	50,000
	650,000	$0.45	3.06	650,000
	5,000	$0.55	2.01	5,000
	55,000	$0.60	3.494	55,000
	150,000	$0.63	2.84	150,000
	100,000	$0.64	4.20	100,000
	100,000	$0.67	4.80	50,000
	385,000	$0.76	4.15	310,000

TOTALS	2,395,000	$0.456	3.04	2,270,000

Note 5: Performance bond

During the quarter ended March 31, 2007, the Company's wholly-owned subsidiary, Cerro Cazador S.A., was required to purchase a performance bond as a condition of the exploration agreement on the La Josefina property in Argentina.  The bond was originally purchased for $251,613 and had a value of $214,762 at December 31, 2007. As of the quarter ended June 30, 2009, the value of the bond decreased to $139,108. The decline in value is presented on our balance sheet as Other Comprehensive Income (Loss). The bond has a face value of $600,000, or 10% of our required investment under the terms of the agreement.

Note 6: Investments

The Company holds an interest in two units of Pondera Partners, Ltd., a producing oil project located in Teton County, Montana. This investment was valued at cost on the Company’s balance sheet at $7,331 on June 30, 2009.

Note 7: Convertible Note

On June 2, 2009, pursuant to approval from its board of directors, the Company obtained an unsecured loan for multiple advances up to $5,000,000 (“the June 2009 Note”) from Hunt Family Limited Partnership (“HFLP”). The June 2009 Loan supersedes and replaces the shareholder loan owed to HFLP that had a balance of $3,198,510 on March 31, 2009.

The June 2009 Note, which matures on December 31, 2009, bears interest at a rate of eleven percent (11%) per annum. All principal and accrued interest balances due pursuant to the June 2009 Note are convertible at the option of the holder into units of the Company’s common stock, at a conversion price of $0.10 per unit, where each unit consists of one share and one warrant to purchase a common share. Each warrant issued pursuant to conversion of the June 2009 Note shall have an exercise price of $0.10 per share and a seven (7) year expiration from the date of issuance.

In addition, concurrently and in consideration for the issuance of the June 2009 Note, all warrants previously issued to HFLP pursuant to the conversion of Notes shall be cancelled and an equal number of warrants to acquire common shares at an exercise price of $0.10 and a maturity date of April 22, 2016 shall be issued. On June 2, 2009 the Company recognized a financing fee expense of $2,837,295 to reflect the difference in the Black-Scholes valuation of the new warrants and the cancelled warrants.

Concurrently and in consideration for the issuance of the June 2009 Note the Company granted to HFLP a 3% Net Smelter Royalty (“NSR”) on all of the Company’s resource properties in Mexico, past, present and future. The Company also granted an additional 2,000,000 warrants with a $0.10 exercise price and a seven year term in conjunction with the inception of the June Note structure.

In accordance with EITF 00-27, the Company recognized the beneficial conversion feature associated with the June Note’s convertibility into shares and warrants. The total value of the shares was determined based on the trading price of the Company’s shares at the time of the draw on the June Note. The total value of warrants was determined using the Black Scholes option pricing model. In employing this model, the Company used the actual three month T-Bill rate on the advance dates for the risk-free rate. Similarly, the actual share price on advance dates was used in the calculation.  The Company assumed expected volatility of 105.06%, no dividends and a five year horizon in all Black Scholes option pricing calculations.

In the second quarter of 2009, the total value of warrants from issuances of the October Note was $9,772,250 and the total value of shares was $10,938,400. Since the value of beneficial conversion feature of the June Note exceeded the amount borrowed, the Company recognized a debt discount to completely offset the amount borrowed.

Note 8: Commitments and Contingencies

On June 24, 2009 the Company entered into a Letter of Intent with a Canadian Capital Pool Company (“the CPC”) pursuant to which the CPC intends to acquire all of the issued and outstanding shares of Cerro Cazador S.A. (“CCSA”), the Company’s Argentine subsidiary, in a reverse takeover transaction (“RTO”). In conjunction with this proposed transaction, the CPC intends to raise funds through the issuance of common shares. All of the funds raised pursuant to this share issuance will be used for CCSA’s ongoing operations.

Note 9: Subsequent events

Subsequent to June 30, 2009 the Company borrowed an additional $362,500 pursuant to the June Note.

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

On June 24, 2009 the Company announced that it had entered into a Letter of Intent with Sinomar Capital Corp. (“Sinomar”), a Canadian Capital Pool Corporation, pursuant to which Sinomar will acquire all of the issued and outsuandting shares of CCSA in a reverse takeover (“RTO”) transaction. This transaction is intended to be Sinomar’s Qualifying Transaction pursuant to Policy 2.4 of the TSX Venture Exchange and is therefore subject to regulatory approval. Upon completion of the RTO, the Company would own 68.8% of Sinomar’s issued and outstanding common shares and 100% of Sinomar’s non-voting convertible preferred shares. The company’s post-RTO fully diluted equity ownership of Sinomar is 79.1%.

In conjunction with the RTO, Sinomar and the Company engaged Wovlerton Securities to raise a minimum of CDN$2,000,000 and a maximum of CDN$3,000,000 via short form offering document and private placement.

Results of Operations

Three month period ended June 30, 2009 compared to June 30, 2008

We had no revenues from operations during the recently completed quarter. Our only income has been derived from interest and dividends on our cash and cash investments. Interest and dividend income for the three-month period ended June 30, 2009 increased to $9,831 from $4,000 for the same period ended June 30, 2008. This increase was due to higher interest income during the quarter ended June 30, 2009 relative to the quarter ended June 30, 2008.

We had a comprehensive loss of $4,302,274 during the three-month period ended June 30, 2009.  This compares to a comprehensive loss of $16,871,531 during the three-month period ended June 30, 2008. The decrease in our comprehensive loss was due to significantly lower financing charges and amortization of debt discount expense relating to the Company’s convertible notes and lower exploration expenditures.

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

Working Capital, Cash and Cash Equivalents

The Company’s working capital deficit for the six month period ending June 30, 2009 was $(2,043,272) compared to $(3,648,416) on December 31, 2008. The ratio of current assets to current liabilities was 0.31  to 1 at June 30, 2009 compared to 0.23 to 1 at December 31, 2008. Working capital decreased during the six month period ended June 30, 2009 compared to the same period in 2008 due primarily to the Company’s shareholder loan balance and a reduction in short term investments.

Net cash used in operating activities was $2,325,031 for the six month period in 2009 compared with $3,755,439 used in operating activities in the same period during 2008.  The decrease is the result of a reduction in net loss during the six months ended June 30, 2009.

During the period ending June 30, 2009, investing activities used $4,679 compared with $287,738 during that same period in 2008. The decrease relates to a reduction in capital expenditures in the six month period ended June 30, 2009.

Cash flow from financing activities was $2,080,500 during the three month period ended June 30, 2009 compared to $4,838,442 during that same period in 2008. The decrease is due to a reduction of convertible note financing in the three month period ended June 30, 2009.

As a result, cash and cash equivalents decreased by $134,498 during the six month period ended June 30, 2009. This compares to an increase in cash and cash equivalents of $722,084 in the six month period ended June 30, 2008. The Company has cash and cash equivalents of $115,986 as of June 30, 2009. It will be necessary for the Company to raise additional capital to continue the Company's business activities.

Trade accounts payable decreased to $1,982,170 from $2,376,402 on December 31, 2008 as a result of decreased exploration activity in Argentina.

Item 3. Quantitative & Qualitative Disclosures about Market Risk

Not Applicable.

Item 4. Controls and Procedures

In connection with the preparation of this Form 10-Q, an evaluation was carried out by the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)). Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on such evaluation, and in light of the previously identified material weakness in internal control over financial reporting, as of June 30, 2009, relating to the lack of appropriate accounting policies and related procedures described in the Company’s annual report on Form 10-K for the year ended December 31, 2008, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2009, the Company’s disclosure controls and procedures were ineffective.

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

HUNTMOUNTAIN RESOURCES LTD.

BY:	TIM HUNT	DATE: August 19, 2009
TIM HUNT, CHAIRMAN, PRESIDENT & CHIEF EXECUTIVE OFFICER

BY:	BRYN HARMAN	DATE: August 19, 2009
BRYN HARMAN, CHIEF FINANCIAL OFFICER