Form 10-Q
period 2009-09-30
HuntMountain Resources
filed 2009-11-20
CIK 65224

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009

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

________________________________________________________
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes    ☒          No    ☐

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date 76,251,362.

HUNTMOUNTAIN RESOURCES LTD.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER30, 2009

PART I

Item 1.   Financial Information

HuntMountain Resources Ltd. and Subsidiaries
(An Exploration Stage Enterprise)

Consolidated Balance Sheets

	September 30,	December 31,
	2009	2008
	(unaudited)
Assets

CURRENT ASSETS:
Cash and cash equivalents:
Cash	$126,727	$62,162
Short term cash investments - domestic	14,888	14,246
Short-term cash investments - Argentina	146,155	174,076
Total cash and cash equivalents	287,770	250,484

Receivables	152,382	153,135
Prepaid expenses	62,466	77,453
Accrued interest receivable	7,456	5,909
Deposits paid to vendors	584,000	584,000
Total current assets	1,094,074	1,070,981

PROPERTY AND EQUIPMENT, NET:	554,321	1,323,204

OTHER ASSETS:
Receivable - V.A. tax, Argentina, net	441,448	380,153
Land - La Josefina Estancia	710,000	710,000
Performance bond	183,193	98,927
Property deposits and property purchase option	341,500	341,500
Investments	7,331	7,331
Total other assets	1,683,472	827,911

Total assets	$3,331,867	$3,222,095

Liabilities and Stockholders’ Equity (Deficit)

CURRENT LIABILITIES:
Trade accounts payable	$1,851,662	$2,376,402
Accrued wages and related taxes	83,770	115,260
Employee expense payable	-	3,412
Tax payable, Argentina	58,932	123,290
Shareholder loan, including interest payable	-	1,898,534
Net short term note payable	2,583,842	-
Accrued interest on note payable	338,370	-
Other payable	-	202,500
Note payable	28,516	-
Total current liabilities	4,945,093	4,719,397

COMMITMENTS & CONTINGENCIES	-	-

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock – 10,000,000 shares, $0.001 par value, authorized;-0- shares issued and outstanding	-	-
Common stock – 300,000,000 shares, $0.001 par value, authorized;76,251,362 shares issued and outstanding	76,251	76,251
Additional paid-in capital	58,478,873	50,975,578
Retained earnings - prior to exploration stage	90,527	90,527
Deficit accumulated during the exploration stage	(60,152,145)	(52,448,659)
Accumulated other comprehensive gain (loss)	(106,733)	(190,999)
Total stockholders’ equity (deficit)	(1,613,226)	(1,497,302)

Total liabilities and stockholders’ equity (deficit)	$3,331,867	$3,222,095

The accompanying condensed notes are an integral part of these consolidated financial statements.

HuntMountain Resources Ltd. and Subsidiaries
(An Exploration Stage Enterprise)

Consolidated Statements of Operations

	Three months ended September 30,		Nine months ended September 30,		From Inception of Development Stage
	2009	2008	2009	2008	July 1, 2005 through
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	September 30, 2009

INCOME:	$-	$-	$-	$-	$-

EXPENSES:
Professional fees	156,687	242,207	566,468	669,279	2,195,693
Marketing	2,222	15,453	3,492	36,106	231,496
Exploration expenses	131,930	2,041,123	718,381	4,304,688	8,593,455
Travel expenses	25,683	81,608	110,429	214,667	667,408
Administrative and office expenses	73,829	118,103	239,906	296,264	985,996
Payroll expenses	162,467	241,893	602,154	660,181	2,465,014
Stock compensation expense	-	86,900	7,000	193,400	434,862
Common stock and options issued for services	-	52,000	-	127,000	479,838
Interest expense and banking charges	129,389	58,057	321,344	291,845	845,519
Other expense - Argentina	-	-	20,407	-	107,647
Value added tax net present value adjustment	23,234	-	110,044	-	1,063,564
Depreciation expense	21,867	12,754	67,490	27,887	165,136

	727,308	2,950,098	2,767,115	6,821,317	18,235,627

LOSS BEFORE OTHER INCOME	(727,308)	(2,950,098)	(2,767,115)	(6,821,317)	(18,235,627)

OTHER INCOME/(EXPENSE):
Financing charge	-	(6,396,670)	(2,837,295)	(22,870,956)	(31,687,292)
Amortization of debt discount	(1,909,859)	(2,962,173)	(2,438,842)	(6,857,457)	(10,657,327)
Dividend and interest income	3,762	2,071	13,593	6,071	94,086
Income from partnership interest	-	-	-	-	5,423
Gain on sale of fixed assets	-	-	5	-	2,424
Foreign exchange gain/(loss)	45,428	-	202,435	-	202,435
Accretion of VAT discount, Argentina	17,994	-	66,465	-	66,465
Net other income	-	(17,710)	-	(23,852)	-
Debt forgiveness	57,268	-	57,268	-	57,268

LOSS BEFORE INCOME TAXES:	(2,512,715)	(12,324,579)	(7,703,486)	(36,567,510)	(60,152,145)

Income taxes:	-	-	-	-	-

NET LOSS AFTER TAXES from continued operations	$(2,512,715)	$(12,324,579)	$(7,703,486)	$(36,567,510)	$(60,152,145)

OTHER COMPREHENSIVE GAIN/(LOSS)	44,085	-	84,267	-	(106,733)

COMPREHENSIVE LOSS	$(2,468,631)	$(12,324,579)	$(7,619,219)	$(36,567,510)	$(60,258,878)

BASIC AND DILUTED COMPREHENSIVE LOSS PER SHARE
based on weighted-average shares outstanding	$(0.03)	$(0.18)	$(0.10)	$(0.88)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING, BASIC AND DILUTED	76,251,362	69,139,541	76,251,362	41,562,999

The accompanying notes are an integral part of these consolidated financial statements.

HuntMountain Resources Ltd. and Subsidiaries
(An Exploration Stage Enterprise)

Consolidated Statements of Cash Flows

			From Inception
	Nine months ended		of Exploration Stage
	September 30,		July 1, 2005 through
	2009	2008	September 30, 2009
	(unaudited)	(unaudited)	(unaudited)

Increase (Decrease) in Cash and Cash Equivalents

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,619,219)	$(36,567,510)	$(60,067,878)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	67,490	27,887	165,136
Stock option compensation expense	7,000	193,400	434,862
Common stock and options issued for services	-	127,000	479,838
Financing charge	2,837,295	22,870,956	31,687,292
Amortization of debt discount	2,438,842	6,857,457	10,657,327
Gain on sale of precious metal investments	-	-	(15,194)
Value added tax net present value adjustment	110,044	-	110,044
Accretion of VAT discount	(66,465)	-	(66,465)
Decrease (increase) in receivables	(170,941)	(888,969)	(704,229)
Decrease (increase) in prepaid expenses	14,987	10,136	(62,466)
Decrease (increase) in deposits paid to vendors	-	-	(584,000)
Accrued interest income	(1,548)	-	(7,456)
Increase (decrease) in accounts payable	(623,999)	783,708	1,834,979
Increase in interest payable, shareholder loan	309,837	-	338,371
Increase in accrued liabilities	-	(21,596)	146,385
Increase (decrease) in other payable	(202,500)	-	-
Increase in note payable	28,516	-	28,516
Net cash used in operating activities	(2,870,660)	(6,607,531)	(15,624,938)

CASH FLOWS FROM INVESTING ACTIVITIES:
Land purchases	-	-	(710,000)
Performance bond	-	-	(247,486)
Property deposits	-	(135,000)	(271,500)
Property purchase option	-	-	(70,000)
Sale of precious metal investments	-	-	28,913
Acquisition of equipment	(5,665)	(413,582)	(717,528)
Net cash used in investing activities	(5,665)	(548,582)	(1,987,601)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from convertible note financing	2,905,466	7,034,754	13,817,028
Proceeds from sale of common stock	-	-	1,132,870
Proceeds from shareholder loan	-	-	1,870,000
Net cash provided by financing activities	2,905,466	7,034,754	16,819,898

Effect of currency translation on cash	8,145	(294,790)	(27,509)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	37,287	(416,148)	(820,150)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR/PERIOD	250,484	653,304	1,107,921

CASH AND CASH EQUIVALENTS, END OF YEAR/PERIOD	$287,770	$237,155	$287,770

Supplemental Disclosures of Cash Flow Information:

NON-CASH FINANCING ACTIVITIES:
Conversion of note into equity	-	10,163,010	10,313,010
Cashless exercise of options	-	189	188,829
Accrued interest	(309,837)	246,413	(750,068)
Conversion of accrued interest into equity	-	411,562	411,562
Conversion of shareholder loan to convertible note	3,760,500	-	3,760,500

Income taxes, paid net of refunds:	-	-	-
Interest paid:	-	-	-

The accompanying notes are an integral part of these consolidated financial statements.

HuntMountain Resources Ltd. and Subsidiaries
Condensed Notes to Consolidated Financial Statements (unaudited)

Note 1: Basis of Presentation

HuntMountain Resources Ltd. (the Company), a Washington corporation, was formed in 2005 when Metaline Mining and Leasing Company, a Washington corporation since 1927, merged with and into the Company in August 2005.  The Company’s business plan is to acquire interests in exploration properties in North and South America.  As of the end of 2008, the Company had acquired one exploration property in Nevada, seven properties in the province of Santa Cruz in Argentina, one property in Mexico and an option on two properties in Quebec. The Company continues to actively evaluate additional properties in North and South America.

The unaudited financial statements have been prepared by the management of the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such SEC rules and regulations.  These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, which was filed with the SEC on April 14, 2009.  In the opinion of management of the Company, the foregoing statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 2009 and its results of operations and cash flows for the three month and nine month periods ended September 30, 2009 and September 30, 2008.  The interim results reflected in the foregoing financial statements are not considered indicative of the results expected for the full fiscal year.

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

Note 2: Going Concern

As shown in the accompanying financial statements, the Company has had no revenues and has incurred an accumulated deficit from the inception of the development stage of approximately $60,195,443 through September 30, 2009. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management intends to seek additional capital from new equity securities offerings that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan.

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

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence. An estimated $3,000,000 is believed necessary to continue operations and increase development through the next twelve months. The timing and amount of capital requirements will depend on a number of factors, including exploration and acquisition expenses and the general operations of the continuing operations of the Company.

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

Accounts Receivable

The Company carries its accounts receivable at net realizable value. On a periodic basis, the Company evaluates its accounts receivable and determines if an allowance for doubtful accounts is necessary, based on a history of past write-offs and collections and current credit conditions. At September 30, 2009 the Company’s accounts receivable balance was $154,296 compared to $153,135 at December 31, 2008. The Company’s receivables balance includes no allowance for doubtful accounts based upon management’s expectations and analysis.

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

Marketable Securities

The Company accounts for marketable securities in accordance with FASB ASC Topic 320 Investments Debt and Equity.  Debt securities and equity securities that have readily determinable fair values are to be classified in three categories:

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

Office Equipment and vehicles are stated at cost and depreciated on the straight-line basis over an estimated useful life of 3 years.

Drilling and excavation equipment is stated at cost on the balance sheet for September 30, 2009. The Company has not begun depreciating drilling and excavation equipment because the equipment has not been placed into service.

Earnings Per Share

The Company follows guidance provided by FASB ASC Topic 260 Earnings Per Share, which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. Although there were common stock equivalents outstanding on September 30, 2009, they were not included in the calculation of earnings per share because they would have been considered anti-dilutive.

Basic earnings per share are computed using the weighted average number of shares outstanding during the years (76,251,362 in the third quarter of 2009 and 69,139,541 in the third quarter of 2008).

As of September 30, 2009 and 2008, the Company had outstanding options and warrants for a total of 47,941,248 and 46,401,248, respectively, of additional shares which were considered anti-dilutive.

Deferred Income Tax

Deferred income tax is provided for differences between the bases of assets and liabilities for financial and income tax reporting.  A deferred tax asset, subject to a valuation allowance, is recognized for estimated future tax benefits of tax-basis operating losses being carried forward.

Provision for Taxes

Income taxes are provided based upon the liability method of accounting pursuant to ASC 740-10-25 Income Taxes – Recognition.  Under the approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end.  A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the “more likely than not” standard imposed by ASC 740-10-25-5 to allow recognition of such an asset.

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

Recent Accounting Pronouncements

In May, 2009, FASB issued ASC 855 Subsequent Events which establishes principles and requirements for subsequent events. In accordance with the provisions of ASC 855, the Company currently evaluates subsequent events through the date the financial statements are available to be issued.   The Company does not expect that the adoption of this standard to have a material impact on our financial statements.

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

SFAS No. 166 has not yet been codified and in accordance with ASC 105, remains authoritative guidance until such time that it is integrated in the FASB ASC. SFAS No. 166 is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009 and early adoption is prohibited.  The Company does not expect that the adoption of SFAS 166 will have a material impact on the financial statements.

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

SFAS No. 167 has not yet been codified and in accordance with ASC 105, remains authoritative guidance until such time that it is integrated in the FASB ASC. SFAS No. 167 is effective as of the beginning of the first fiscal year that begins after November 15, 2009, early adoption is prohibited. The Company does not expect that the adoption of SFAS 167 will have a material impact on the financial statements.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162, which is codified in FASB ASC 105, Generally Accepted Accounting Principles (“ASC 105”). ASC 105 establishes the Codification as the source of authoritative GAAP in the United States (the “GAAP hierarchy”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. Once the Codification is in effect, all of its content will carry the same level of authority and the GAAP hierarchy will be modified to include only two levels of GAAP, authoritative and non-authoritative. ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We adopted the requirements of ASC 105 in the third quarter of 2009; the adoption had no material effect on the Company’s financial condition or results of operation.

Fair Value Measurements

The Company's financial instruments as defined by FASB ASC 825-10-50, include cash, receivables, accounts payable and accrued expenses.  All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at September 30, 2009. The performance bond was marked to market on September 30, 2009 and September 30, 2008.

FASB ASC 820 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements.  FASB ASC 820 establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:

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

As required, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

The following table discloses by level within the fair value hierarchy the Company’s assets and liabilities measured and reported on the Consolidated Balance Sheets as of September 30, 2009, at fair value on a recurring basis:

	Total	Level I	Level II	Level III
Assets:
Performance bond	$185,741	$185,741	$0	$0
Receivable – V.A. Tax	447,859	0	0	447,859
Total:	$633,600	$185,741	$0	$447,859

The performance bond, required to secure the Company’s rights to explore the La Josefina property, is a step-up coupon US dollar bond issued by the Government of Argentina with a face value of $600,000 and a maturity date of 2035. The bond was originally purchased for $251,613 and had a value of $185,741 on September 30, 2009.

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

Concentration of Credit Risk

The Company maintains its cash and cash equivalents in multiple financial institutions.  Balances in the United States are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000 per institution.  Balances on deposit may occasionally exceed FDIC insured amounts. All of the Company’s cash in U.S. bank accounts was FDIC insured at September 30, 2009. The Company also maintains cash in an Argentine bank. The Argentine accounts, which had a U.S. dollar balance of $250,849 at September 30, 2009, are considered uninsured.

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

Other Comprehensive Income

The Company follows guidance provided by FASB ASC Topic 220 “Comprehensive Income”, which establishes guidelines for the reporting and display of comprehensive income (loss) and its components in financial statements. Comprehensive income (loss) includes the accrued gain or loss on the performance bond. (discussed in Note 5 – Performance Bond).

Derivative Instruments

The Company follows guidance provided by FASB ASC 815, Derivatives and Hedging, which is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance and cash flows. Entities are required to provide enhanced disclosures about how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under ASC 815; and how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows.  ASC 815 was effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, which for the Company was the fiscal year beginning January 1, 2009.  The Company adopted ASC 815-10-65 at January 1, 2009; however the adoption of this statement did not have a material effect on its financial results.
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

Beneficial Conversion Feature of Convertible Notes

Following the guidance provided by ASC Topic 470 “Debt with Conversion and Other Options”, the Company allocated proceeds first to the warrants issuable upon conversion of the note. The value of the warrants was recorded on the balance sheet as debt discounts and increases to shareholder’s equity. The debt discounts are being amortized over the remaining life of the convertible note. The value of warrants in excess of the actual debt advance amounts were expensed as financing fees.

Once the Company allocated proceeds of convertible note advances to the warrant values, the embedded conversion feature of shares issuable on conversion of the notes was recognized. All amounts relating to the share values were expensed as financing fees.

Note 4: Stock option plan

The Company’s 2005 Stock Plan permits the granting of up to 3,000,000 non-qualified stock options, incentive stock options, and restricted shares of common stock to employees, directors, and consultants.  At September 30, 2009, there were 2,295,000 stock options granted to directors, employees, or consultants of which 2,245,000 options were vested as of September 30, 2009. The fair value of each option is estimated on the vesting date using the Black-Scholes option pricing model.

There were no options that vested during the quarter ended September 30, 2009; therefore, the Company’s total stock option expense for the quarter was zero.  Expenses for the remaining options will be recorded as they vest through 2012.

The following table summarizes the terms of the options outstanding at September 30, 2009:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number of Exercisable Options at September 30, 2009

	90,000	$0.20	2.39	90,000
	700,000	$0.25	1.85	700,000
	100,000	$0.30	2.08	100,000
	10,000	$0.34	0.83	10,000
	50,000	$0.38	3.84	50,000
	650,000	$0.45	2.81	650,000
	5,000	$0.55	1.75	5,000
	55,000	$0.60	3.23	55,000
	150,000	$0.63	2.59	150,000
	100,000	$0.64	3.95	100,000
	100,000	$0.67	4.67	50,000
	285,000	$0.76	3.61	285,000

TOTALS	2,295,000	$0.44	2.71	2,245,000

Note 5: Performance bond

During the quarter ended March 31, 2007, the Company's wholly-owned subsidiary, Cerro Cazador S.A., was required to purchase a performance bond as a condition of the exploration agreement on the La Josefina property in Argentina.  The bond was originally purchased for $251,613 and had a value of $214,762 at December 31, 2007. As of the quarter ended September 30, 2009, the value of the bond decreased to $185,741. The decline in value is presented on our balance sheet as Other Comprehensive Income (Loss). The bond has a face value of $600,000, or 10% of our required investment under the terms of the agreement.

Note 6: Investments

The Company holds an interest in two units of Pondera Partners, Ltd., a producing oil project located in Teton County, Montana. This investment was valued at cost on the Company’s balance sheet at $7,331 on September 30, 2009.

Note 7: Convertible Note

On June 2, 2009, pursuant to approval from its board of directors, the Company obtained an unsecured loan for multiple advances up to $5,000,000 (“the June 2009 Note”) from Hunt Family Limited Partnership (“HFLP”), a related party. The June 2009 Loan supersedes and replaces the shareholder loan owed to HFLP that had a balance of $3,198,510 on March 31, 2009.

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

In the third quarter of 2009, $853,500 was received under the June Note and the total value of warrants from issuances of the June Note was $947,278 and the total value of shares was $1,133,600. Since the value of beneficial conversion feature exceeded the amount borrowed, the Company recognized a debt discount to completely offset the amount borrowed. Total advances in 2009 under the June Note equal $2,934,000. As of September 30, 2009 the balance of the June Note is:

Principal	$4,804,000
Discount	2,220,158
Net	$2,538,842

Note 8: Commitments and Contingencies

On June 24, 2009 the Company entered into a Letter of Intent with a Canadian Capital Pool company (“the CPC”) pursuant to which the CPC intends to acquire all of the issued and outstanding shares of Cerro Cazador S.A. (“CCSA”), the Company’s Argentine subsidiary, in a reverse takeover transaction (“RTO”). In conjunctions with this proposed transaction, the CPC intends to raise funds through the issuance of common shares. All of the funds raised pursuant to this share issuance will be used for CCSA’s ongoing operations.  Upon completion of the RTO, the Company would own 68.8% of the CPC’s issued and outstanding common shares and 100% of its non-voting convertible preferred shares. The company’s post-RTO fully diluted equity ownership of the CPC will be 79.1%.

Note 9: Subsequent events

Subsequent to September 30, 2009 the Company borrowed an additional $45,000 pursuant to the June Note.

The Company has evaluated subsequent events through November 19, 2009, the date the financial statements were available for issue.

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

On June 24, 2009 the Company announced that it had entered into a Letter of Intent with Sinomar Capital Corp. (“Sinomar”), a Canadian Capital Pool Corporation, pursuant to which Sinomar will acquire all of the issued and outstanding shares of CCSA in a reverse takeover (“RTO”) transaction. This transaction is intended to be Sinomar’s Qualifying Transaction pursuant to Policy 2.4 of the TSX Venture Exchange and is therefore subject to regulatory approval. Upon completion of the RTO, the Company would own 68.8% of Sinomar’s issued and outstanding common shares and 100% of Sinomar’s non-voting convertible preferred shares. The company’s post-RTO fully diluted equity ownership of Sinomar is 79.1%.

In conjunction with the RTO, Sinomar and the Company engaged Wolverton Securities to raise a minimum of CDN$2,000,000 and a maximum of CDN$3,000,000 via short form offering document and private placement.

Results of Operations

Three month period ended September 30, 2009 compared to September 30, 2008

We had no revenues from operations during the recently completed quarter. Our only income has been derived from interest and dividends on our cash and cash investments. Interest and dividend income for the three-month period ended September 30, 2009 increased to $14,310 from $2,071 for the same period ended September 30, 2008. This increase was due to higher interest income during the quarter ended September 30 2009 relative to the quarter ended September 30, 2008.

We had a comprehensive loss of $2,468,631 during the three-month period ended September 30, 2009.  This compares to a comprehensive loss of $12,324,579 during the three-month period ended September 30, 2008. The decrease in our comprehensive loss was due to significantly lower financing charges and amortization of debt discount expense relating to the Company’s convertible notes and lower exploration expenditures.

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

Working Capital, Cash and Cash Equivalents

The Company’s working capital deficit for the nine month period ending September 30, 2009 was $(3,851,019) compared to $(3,648,416) on December 31, 2008. The ratio of current assets to current liabilities was 0.22  to 1 at September 30, 2009 compared to 0.23 to 1 at December 31, 2008. Working capital decreased during the nine month period ended September 30, 2009 compared to the same period in 2008 due primarily to the Company’s shareholder loan balance and a reduction in short term investments.

Net cash used in operating activities was $2,870,660 for the nine month period in 2009 compared with $6,607,531 used in operating activities in the same period during 2008.  The decrease is the result of a reduction in net loss during the six months ended September 30, 2009.

During the nine month period ending September 30, 2009, investing activities used $5,665 compared with $548,582 during that same period in 2008. The decrease relates to the Company’s purchase of a drill rig and excavation equipment in the nine month period ended September 30, 2009.

Cash flow from financing activities was $2,905,466 during the nine month period ended September 30, 2009 compared to $7,034,754 during that same period in 2008. The decrease is due to a reduction of convertible note financing in the nine month period ended September 30, 2009.

As a result, cash and cash equivalents increased by $37,287 during the nine month period ended September 30, 2009. This compares to a decrease in cash and cash equivalents of $416,148 in the nine month period ended September 30, 2008. The Company has cash and cash equivalents of $287,770 as of September 30, 2009. It will be necessary for the Company to raise additional capital to continue the Company's business activities.

Trade accounts payable decreased to $1,851,662 from $2,376,402 on December 31, 2008 as a result of decreased exploration activity in Argentina.

Item 3. Quantitative & Qualitative Disclosures about Market Risk

Not Applicable.

Item 4. Controls and Procedures

a)	Evaluation of Disclosure Controls and Procedures

 In connection with the preparation of this report on Form 10-Q, an evaluation was carried out by the Company’s management, with the participation of the chief executive officer and the chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)). Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, the Company’s management concluded, as of the end of the period covered by this report, that the Company’s disclosure controls and procedures were not effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Commission’s rules and forms, and that such information was accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

b)	Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended September 30, 2009, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

HUNTMOUNTAIN RESOURCES LTD.

BY:	TIM HUNT	DATE: November 20, 2009
TIM HUNT, CHAIRMAN, PRESIDENT & CHIEF EXECUTIVE OFFICER

BY:	BRYN HARMAN	DATE: November 20, 2009
BRYN HARMAN, CHIEF FINANCIAL OFFICER