Form 10-K
period 2009-12-31
HuntMountain Resources
filed 2010-11-10
CIK 65224

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009

Commission file number 001-01428

HUNTMOUNTAIN RESOURCES LTD.
(Exact name of registrant as specified in its charter)

Washington
(State or other jurisdiction of incorporation or organization)

1611 N. Molter Road
Suite 201
Liberty Lake, Washington 99019
(Address of principal executive offices, including zip code.)

(509) 892-5287
(Registrant’s telephone number, including area code)

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
☐ Yes ☒ No

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of December 31, 2009: $997,063.  As of November 4, 2010 there were 76,251,362 shares of this registrant’s common stock outstanding.

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

References made in this Annual Report on Form 10-K to “we,” “our”, “us”, “the Company”, or “HuntMountain” refer to HuntMountain Resources Ltd. and our subsidiaries.

References made to “C$” are to Canadian dollars.  References to “$” are to United States dollars.  Certain financial information relating to the Company originated in C$ and were converted into $ based on prevailing and average exchange rates for the fiscal period ended December 31, 2009.  The rate of exchange at December 31, 2009 for C$ to $ was .9532 and the average rate of exchange for the twelve month period ending December 31, 2009 was .8803.

The accompanying consolidated financial statements include the accounts of HuntMountain, a Washington corporation, its wholly-owned Canadian subsidiary HuntMountain Resources LTD (“HMR LTD”), HuntMountain’s wholly owned Mexican subsidiary, Cerro Cazador Mexico S.E. (“CCM”), HuntMountain’s wholly-owned subsidiary HuntMountain Investments, LLC (“HMI”), its majority owned subsidiary, Hunt Mining Corp. formerly known as Sinomar Capital Corp. (“Hunt Mining”), Hunt Mining’s wholly owned Canadian Subsidiary Hunt Gold USA, LLC (Hunt Gold), Hunt Mining’s wholly owned Canadian Subsidiary 1494716 Alberta, Ltd. (Alberta) and Cerro Cazador S.A. (“CCSA”), Hunt Mining’s Argentine subsidiary 95% owned by Hunt Mining and 5% owned by Alberta,

Proposed Dissolution of the Company

On February 18, 2010, the Company’s board of directors recommended and authorized a shareholder meeting to consider and vote upon a proposal to approve the voluntary dissolution and liquidation of the Company pursuant to a plan of complete dissolution and liquidation dissolution.  On July 16, 2010, the Company filed with the Securities and Exchange Commission (“SEC”), a preliminary schedule 14A proxy statement to submit the vote to the Company’s shareholders.  As of the date of the filing of this form 10-K, the preliminary 14A proxy statement has not yet been approved by the SEC and the vote has yet to go before the shareholders.  The dissolution of the Company, if approved by the shareholders, will not affect the operations of Hunt Mining which will continue in existence along with its subsidiary companies.

(a)           Business Development

Currently all exploration activities are being pursued by our majority owned subsidiary, Hunt Mining through its wholly owned subsidiary, CCSA which on December 23, 2009 the company exchanged 100% of its shares of CCSA, which were acquired by Hunt Mining as part of a reverse takeover transaction.  Hunt Mining is a mineral exploration company incorporated on January 10, 2006 under the laws of Alberta, Canada which trades on the TSX Venture Exchange under the ticker symbol HMX.  Prior to December 23, 2009 Hunt Mining was a Capital Pool Company within the meaning ascribed by Policy 2.4 of the TSX Venture Exchange.  Hunt Mining issued 29,118,507 common shares and 20,881,493 non-voting convertible preferred shares to the Company at a deemed price of C$0.30 per Common Share and C$0.30 per convertible preferred share in consideration for the acquisition of all of the common shares of CCSA. Each convertible preferred share shall be convertible into one Common Share of Hunt Mining for no additional consideration at any time as long as the public float is not less than 20%.  This transaction gave the Company controlling interest in Hunt Mining, 65% owned by the Company and 4% owned by the Company’s wholly-owned subsidiary HMI.

On February 18, 2010, the board of directors, believing it to be in the best interest of the Company to eliminate some of the debt owed to the Hunt Family Limited Partnership (“HFLP”), a related party controlled by the Company’s President, Chief Executive Officer and Chairman, Tim Hunt, decided to sell its stock in Black Hawk Exploration and its interest in the Dun Glen property and all of its Mexican assets in consideration of cancelling $600,000 of the debt owed to HFLP.  See “Note 16, Subsequent Events” to our consolidated financial statements for further details.

Our predecessor, Metaline Mining and Leasing Company (“MMLC”) was incorporated in the State of Washington in 1927.  Historically, MMLC was engaged in the mineral exploration business.  The Company was dormant for a number of years during which time management did not think that the business climate for successfully financing mineral exploration was a viable option. In 2005, given the increase in precious metals prices and a more favorable environment for financing mineral exploration MMLC embarked on a business plan to again become active in mineral exploration. In March 2005 MMLC completed two private placements with net proceeds of approximately $650,000.   In August, 2005, the shareholders of MMLC voted to merge MMLC with and into a wholly-owned subsidiary, HuntMountain.  As a result, HuntMountain was the surviving entity.  The stock symbol was changed to ‘HNTM’ and due to the fact that we were delisted from the OTC Bulletin Board as a result of our failure to timely file this form 10-K for the period ended December 31, 2009, the Company’s stock currently trades on the Pink Sheets.

In March 2006, we acquired interests in exploration properties in Pershing County, Nevada, Santa Cruz province of Argentina, and Québec Canada. In March, 2007 the Company, through its Argentine subsidiary,  CCSA, was awarded the exploration and development rights to the La Josefina Project from Fomento Minero de Santa Cruz Sociedad del Estado (“Fomicruz”).  The legal agreement granting our rights to the La Josefina property was finalized in July, 2007.

In August, 2007 the Company incorporated a Mexican Subsidiary, CCM and began looking at properties for acquisition in the State of Chihuahua. In January, 2008 the Company signed a purchase agreement for 100% ownership of an exploration concession totaling approximately 9,000 hectares in Chihuahua, Mexico. On November 12, 2008 the Company announced the acquisition of an additional 100 hectares in Chihuahua, Mexico.  On February 18, 2010 the Company transferred all of its Mexican assets to the Hunt Family Limited Partnership (“HFLP”), a related party, along with all its stock in Black Hawk and its interest in the Dun Glen property in consideration of cancelling $600,000 of the debt that the Company owed to HFLP on an outstanding note payable.  See “Note 16, subsequent events” to our consolidated financial statements for further information.

(b)           Business of Issuer

We, through our majority owned subsidiary Hunt Mining, are engaged in the business of acquiring, exploring and developing mineral properties, primarily those containing gold, silver and associated base metals.

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

Employees

At the end of 2009, we had 4 employees located in Liberty Lake, Washington, responsible for the management and oversight of our exploration, administration, financing, and marketing activities.  Our employees are not subject to a union labor contract or a collective bargaining agreement.  On February 2, 2010, all of our employees resigned.  For the foreseeable future we intend to supplement our workforce by utilizing the services of consultants and contractors.

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

Available Information

We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the Exchange Act), and therefore file periodic reports and other information with the Securities and Exchange Commission (SEC). These reports may be obtained by visiting the Public Reference Room of the SEC at 100 F Street, NE, Washington, D.C. 20549, or by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet web site at www.sec.gov that contains reports, proxy information statements and other information regarding issuers that file electronically.

We are a Washington corporation with our principal executive offices located at 1611 N. Molter Road, Suite 201, Liberty Lake, Washington 99019. Our telephone number is (509) 892-5287.  Our filings under the Exchange Act (including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to these reports) are also available at our principal executive offices free of charge. Our Code of Business Conduct and Ethics for Directors, Officers and Employees is also available at the executive offices free of charge. We will provide copies of these materials to shareholders upon request using the above-listed contact information, directed to the attention of Mr. Tim Hunt.

We have included the Principal Executive Officer and Principal Financial Officer certifications regarding our public disclosure required by Section 302 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1 and 31.2 to this report.

Item 1A. Risk Factors

As a smaller reporting company, we have elected not to provide the disclosure required by this item.

Item 1B. Unresolved Staff Comments – None.

ITEM 2.	DESCRIPTION OF PROPERTY

Santa Cruz Province, Argentina

The properties held in the Santa Cruz Province, Argentina, are operated through our majority owned subsidiary Hunt Mining through their wholly owned subsidiary, CCSA.  The proposed dissolution of the Company will not affect the operations of Hunt Mining which will continue in existence along with its subsidiary companies.

La Josefina Property

Overview

In March, 2007, CCSA, a wholly owned Argentine subsidiary of Hunt Mining, was awarded the exploration and development rights to the La Josefina Project from Fomicruz.  Fomicruz is owned by the government of the Santa Cruz province in Argentina. The legal agreement granting our rights to the La Josefina property was finalized in July, 2007. Pursuant to this agreement, CCSA is obligated to spend $6 million in exploration and complete pre-feasibility and feasibility studies during a 4 exploration season period commencing in October, 2007 at La Josefina in order to earn mining and production rights for a 40-year period in a joint venture partnership (“JV”) with Fomicruz.  CCSA may terminate this agreement at the end of each exploration stage if results are negative. With the successful completion of positive pre-feasibility and feasibility studies at the end of the 4th year, a new company will be formed which will be 91%-owned by CCSA and 9%-owned by Fomicruz. Once commercial production starts, Fomicruz has a one-time election to increase its interest in the Company to either 19%, 29% or 49% by reimbursing CCSA 10%, 20% or 40%, respectively, of CCSA’s total investment in the project. The royalty prescribed by Federal (Argentina) mining code will be a 1% mine-mouth royalty if the operation produces doré bullion within the province, which is required in the agreement. Also, because La Josefina is a Provincial Mining Reserve with the mineral rights belonging to the province, the project will carry an additional 5% mine-mouth royalty.

In February 2008 CCSA purchased the “La Josefina Estancia”, a 92 square kilometer parcel of land within the La Josefina project area. CCSA plans to use the La Josefina Estancia as a base of operations for Santa Cruz exploration.  The purchase price for the La Josefina Estancia was $710,000.

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

Mining claim detail

The La Josefina Project includes 15 Manifestations of Discovery (Manifestacións de Descubrimiento, or simply “MDs”) totaling 52,776 hectares which are partially covered by 399 mining claims (minas or pertenencias), as shown in Figure 2 and listed in the following table:

Mineral Properties of the La Josefina Project

M.D.	Expediente	Hectares	No. of Perts

Nicolás Alejandro	409.072/F/98	3500	30
Lucas Marcelo	409.071/F/98	3500	12
Sofia Luján	409.070/F/98	3500	6
Matiao Augusto	409.069/F/98	3500	24
Maria José	409.068/F/68	3500	35
Ivo Gonzalo	409.067/F/98	3500	35
Mirta Julia	409.066/F/98	3500	35
Ailin	409.065/F/98	3500	35
Mariana T.	409.064/F/98	3500	18
Benjamin	409.063/F/98	3500	35
Giuliana	409.062/F/98	5100	25
Rosella	409.061F/98	3227	18
Noemi	409.060/F/98	3013	30
Diana	409.059/F/98	2995	25
Miguel Ángel	409.058/F/98	3435	35
Julia	409.048/F/98	6	1

		52,776	399

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

The geology of the La Josefina Project Area was mapped in detail by Moreira (2005). The project geology is essentially a scaled version of the Deseado Massif geology described above. Specifically:

●	The project area is dominated by Jurassic-age rhyolitic volcanic units belonging to the Chon Aike Formation

●	There is one inlier of metamorphic basement rocks belonging to the Paleozoic age La Modesta Formation;

●	There are several small inliers of andesitic volcanics belonging to the Bajo Pobre Formation which is slightly older than the Chon Aike;

●	About half of the area is covered by thin Quaternary basalt flows; and

●	The project is crossed by a number of conjugate NNW-SSE and NE-SW sets of strong fault lineaments which are similar to those occurring throughout the Deseado Massif region.

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

The many low-sulfidation epithermal occurrences of the Deseado Massif are products of episodic rhyolitic volcanism spread widely over a 50-million year time period and a 100,000 square kilometer area. Despite differences in space and time, they are all remarkably similar in style and origin and they closely fit the classic low-sulfidation epithermal vein model. The region’s premier deposit example and flagship operation is the Cerro Vanguardia mine, operated jointly by AngloGold Ashanti and Fomicruz, which opened in 1998. The Cerro Vanguardia mine has produced continuously at the approximate rate of 250,000 ounces gold and 2.5 million ounces silver per year at average cash costs of $133 to $232 per ounce of gold (AngloGold Annual Reports, 2001-2006). The deposits are fissure vein systems localized by structures, often a meter or more wide and hundreds of meters to several kilometers long. They are comprised of quartz veins, stockworks and breccias that carry gold, silver, electrum and some sulfides, mainly pyrite, with variable, but usually small, amounts of base metal sulfides. The richest mineralization commonly occurs in dilational zones caused by structural irregularities along or down the vein. The thickening and thinning along and down the structure, often referred to as “pinch-and-swell,” is responsible for rod-like high-grade ore shoots that are hallmarks of these systems.

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

In 1994, immediately after the La Josefina gold-silver discovery, Fomicruz claimed the area as a Provincial Mineral Reserve and subsequently explored the project in collaboration with the Instituto de Recursos Minerales (INREMI) of La Plata University. The geology and alteration of the project area was mapped at a scale of 1:20,000, mineralized structures and zones of sinter were mapped at 1:2,500, trenches across the structures were continuously sampled and mapped at scales of 1:100 and ground geophysical surveys consisting of 6,000 metres of inverse polarization resistivity and 5,750 meters of magnetic surveys were completed over sectors of greatest interest (INREMI, 1996). In 1998, after four years of exploring and advancing interest in the project, Fomicruz offered La Josefina for public bidding by international mining companies. In accordance with provincial law, the winner would continue exploring the project to earn the right to share production with Fomicruz of any commercial discoveries. The bid was awarded to Minamérica S. A., a small private Argentine mining company. Minamérica S.A. dug a limited number of new trenches, initiated a program of systematic surface geochemical sampling, completed several new IP-Resistivity geophysical survey lines and drilled the first exploration holes on the project – 12 diamond core holes (HQ-size, 63.5mm diameter) totaling 800 meters in length. Minamerica S.A. ceased exploration activity and the property reverted back to Fomicruz in 1999.

In 2000, Fomicruz resumed exploration of the project and continued their efforts until 2006. Pits were dug to bedrock on 100-meter grids over some of the target areas, 3,900 meters of new trenches were dug and sampled, more than 8,000 float, soil and outcrop samples were collected for geochemical analyses, some new IP-Resistivity surveys were completed and 59 diamond core holes (total 3,680 meters) were drilled to average shallow depth below surface of 55 meters. Of these holes, 37 were NQ-size core (47.6mm diameter) and 22 were HQ-size core (63.5mm). Fomicruz reports spending more than $2.8 million in exploring and improving infrastructure on the La Josefina Project from 1994 to 2006.

Exploration

The 4-year exploration period contained in the La Josefina/Fomicruz agreement was originally planned to proceed in the following three stages:

	Year 1	Year 2	Years 3 & 4
Target Area	To July 2008	July 2008 to July 2009	July 2009 to July 2011	Totals
Noreste Area	$300,000	$400,000	$500,000	$1,200,000
Veta Norte	500,000	800,000	800,000	2,100,000
Central Area	500,000	800,000	900,000	2,200,000
Piedra Labrada	200,000	100,000	200,000	500,000
Grand Total	$1,500,000	$2,100,000	$2,400,000	$6,000,000

Between November of 2007 and December of 2008 CCSA completed a 37,605 meter drilling program on the La Josefina property. In 2009 CCSA incurred $521,782 in exploration expenses on the La Josefina property. In 2008 CCSA incurred $4,551,394 in exploration expenses on the La Josefina property.  To date, we have exceeded the $6,000,000 work commitment.

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

Mining Property:

The mine concession is unlimited in time, and only ends when the exploration ceases. It can be transferred by any of the means used for transfers of common property, and as in common real state, mining properties are subject to mortgages.

The payment of an annual Lease or Mining Right of 80 Argentinean pesos for each claim in vein deposit and 800 Argentinean pesos for each disseminated deposit, is required. The lease must be paid in advance and in two equal semi-annual installments (June 30 and December 31).

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

Year of the Agreement	Payment to FK Minera S.A.	Exploration Expenditures	Ownership
First Year -2007	$50,000	$250,000	0%
Second Year-2008	$50,000	$250,000	0%
Third Year -2009	$75,000	$0	51%
Fourth Year -2010	$75,000	$0	60%
Fifth Year -2011	$75,000	$0	100%

After the fifth year, CCSA shall pay FK Minera the greater of a 1% NSR royalty on commercial production or $100,000 per year.  CCSA has the option to purchase the NSR Royalty for a lump sum payment of $1,000,000 less the sum of all royalty payments made to FK Minera to that point. CCSA has the right to conduct exploration on these properties for a period of at least 1,000 days and retains 100% ownership of any mineral deposit found within. Should a mineral deposit be discovered, the Company has the exclusive option to file for mining rights of said deposit.

CCSA paid approximately half of its required payment to FK Minera S.A. in the second year of the agreement and all of its required payment to FK Minera S.A. in the first year of the agreement.  As of December 31, 2009, CCSA has not engaged in any exploration activity on the Bajo Pobré property. CCSA has not fulfilled any of our exploration obligations relative to the Bajo Pobré property. Further, CCSA has not received any form of formal relief from the contract terms relating to the Bajo Pobré property.  CCSA’s ability to retain rights to explore the Bajo Pobré property is uncertain at this time.

On November 5, 2009 the Company received notification from the Santa Cruz Province Mining Authority that FK Minera S.A. and Arturo Canero, its principal, have been inhibited in the disposal of its assets, including the Bajo Pobre property.  They orally stated that such inhibition would be released since it would submit other assets in replacement; however, to date there is no evidence of such replacement of assets.

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

Exploration Program

We have not engaged in any exploration activity on the Bajo Pobré property. We have not fulfilled any of our exploration obligations relative to the Bajo Pobré property and presently have no current plans to conduct exploration activities on the Bajo Pobré property.

El Gateado Property

Overview

In March, 2006 CCSA acquired the right to conduct exploration on El Gateado for a period of at least 1,000 days, commencing after the Argentine Government issues a formal claim notice, and retain 100% ownership of any mineral deposit found within. CCSA has not yet received a formal claim notice pertaining to the El Gateado property.  Should a mineral deposit be discovered, we have the exclusive option to file for mining rights on the deposit.  As of the date of this report, the Argentine Government has yet to issue a formal claim notice.

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

Exploration Program

We began field reconnaissance work in February 2006 with the completion of a topographic survey, base map generation, and a staked grid. In late 2006 and early 2007 we drilled 13 holes on the El Gateado property. Results of our drilling program, based on assay results over 1 g/t Au, were as follows:

Hole	From (m)	To (m)	Length (m)	Au (g/t)
GAT-DDH06 001	146.6	147.4	0.80	11.7
GAT-DDH06 001	140.2	140.8	0.60	8.24
GAT-DDH06 001	142.5	143.2	0.70	6.5
GAT-DDH06 001	144	145	1.00	4.78
GAT-DDH06 001	141.4	142	0.60	3.92
GAT-DDH06 001	145	145.8	0.80	3.82
GAT-DDH06 001	139.7	140.2	0.50	3.76
GAT-DDH06-006	21	22.5	1.50	3.64
GAT-DDH06 001	139.2	139.7	0.50	3.03
GAT-DDH06 001	143.2	144	0.80	2.92
GAT-DDH07-007	33	33.5	0.50	2.61
GAT-DDH06 001	140.8	141.4	0.60	2.52
GAT-DDH06 001	137.7	138.7	1.00	2.39

Hole	From (m)	To (m)	Length (m)	Au (g/t)
GAT-DDH07-008	58.6	59.5	0.90	2.33
GAT-DDH06 001	145.8	146.6	0.80	1.89
GAT-DDH07-008	55.4	55.9	0.50	1.77
GAT-DDH07-008	57.2	58	0.80	1.34
GAT-DDH07-012	9	9.5	0.50	1.32
GAT-DDH06-003	36.74	37.5	0.76	1.3
GAT-DDH07-013	10	11	1.00	1.29
GAT-DDH07-012	35	36	1.00	1.08
GAT-DDH06-004	67	68	1.00	1.07
GAT-DDH07-007	32.1	32.6	0.50	1.07
GAT-DDH06-004	16	17	1.00	1.01

CCSA incurred approximately $706,000 in exploration expenses on the initial El Gateado drilling program.  CCSA did not conduct any exploration activity on the El Gateado property in 2008 or 2009 nor do they have any immediate plans to conduct exploration activity on the property.

Other Santa Cruz Properties

Overview

In 2006, CCSA was granted exclusive rights to explore three properties known as El Overo, El Alazan, and El Tordillo in Santa Cruz province of Argentina. We have the right to conduct exploration on these properties for a period of at least 1,000 days, commencing after the Argentine Government issues a formal claim notice, and retain 100% ownership of any mineral deposit found within. Should a mineral deposit be discovered, we have the exclusive option to file for mining rights on the deposit.  As of the date of this report, the Argentine Government has yet to issue a formal claim notice.

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

On March 24, 2010 the Company announced that CCSA filed for control of 17 new mineral concessions totaling 139,000 hectares in Santa Cruz province, Argentina. With this addition the Company became the second largest public company landholder in Santa Cruz province.

United States

Dun Glen Gold Project, Nevada USA

On February 18, 2010 the Company transferred its stock in Black Hawk and its interest in the Dun Glen property to the Hunt Family Limited Partnership (“HFLP”), a related party, along with all its Mexican assets in consideration of cancelling $600,000 of the debt that the Company owed to HFLP on an outstanding note payable.  See “Note 16, subsequent events” to our consolidated financial statements for further information.  Below is a brief narrative about the history of the property up until the point it was sold.

Overview

In early 2006 we entered into agreements to lease, with an option to purchase, the properties comprising the Dun Glen Project. The initial lease/option term of the agreements is 10 years, renewable for an additional 10 years.  As of December 31, 2009, the Company has made lease payments totaling $137,500.  Future lease payments are as follows:

●	4th Anniversary $60,000
●	5th (and each anniversary thereafter) $72,500

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

On December 10, 2009, the Company entered into a Property Interest Purchase Option Agreement (“Black Hawk Agreement”) with Black Hawk Exploration, Inc. (“Black Hawk”) to transfer 75% of the company’s economic interest in the Dun Glen Project.  In return, the Company received a one-time payment of $50,000 at signing, and is due to receive further payments of $25,000 on or before each of December 10, 2010, and December 10, 2011.  Black Hawk also issued to the company 250,000 restricted common shares of Black Hawk Exploration and will issue a further 100,000 restricted common shares on or before December 10, 2010.

The terms of the Black Hawk Agreement state that Black Hawk has the responsibility to maintain the property in good standing at their expense, including the timely filing or payment of all claims maintenance fees or taxes and all the underlying future lease payments owed by the Company as noted above.

Black Hawk has agreed to expend at least $700,000 before December 10, 2013 as a work commitment on the Property in order to earn a 75% interest in the property.  The Company and Black Hawk also agreed that any revenue generated from tailings, dumps or stockpiles on the Property will be allocated 75% to Black Hawk and 25% to the Company.

The Black Hawk Agreement states that with a 90 day advance written notice from Black Hawk to the Company, Black Hawk can elect not to proceed with the acquisition of any property, or any further interest in the property without further obligation to the Company.

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

DUN GLEN GOLD-SILVER PROJECT; PERSHING CO. NEVADA

AULD LANG SYNE MINE
(ABANDON)
GOLD BUG MINE
(ABANDON)
DUN GLEN CANYON ROAD
I 80 EIGHT MILES
BLACK HOLE MINE
(ABANDON)
MONROE MINE
(ABANDON)
DUN GLEN PLACERS
HUNTMOUNTAIN
CLAIM BLOCK
PLACERS

Sleeper
Getchell
Twin Creeks
Pinson/Preble
Winnemucca
Hycroft
Adelaide Crown
Dun Glen Project
Florida Canyon
Phoenix Complex
Spring Valley
Rochester
Cove McCoy
Neighboring Gold Deposits

HUNTMOUNTAIN RESOURCES

DUN GLEN LOCATION MAP: PERSHING CO. NEVADA

DRFT BY: MATT HUGHES | DATE: JANUARY 5, 2006

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

As of December 31, 2009, management of the Company determined that the $70,000 carrying value of the property purchase option had been impaired based on the fact that a drilling program would most likely not be completed by the expiration date of March 31, 2010.  The Company therefore recorded a write a write-down of $70,000 which was recognized as an impairment of mineral property purchase option in the fourth quarter of 2009 leaving a carrying value of zero.

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

QUEBEC
ROUYN-NORANDA
CADILLAC
VAL D'OR
MALARTIC
MALARTIC SURINAL PROJECT
CHEVRIER DEPOSIT
LAC A L'EAU JAUNE
km
EXPLANATION
access roads
lakes and wetlands
HUNTMOUNTAIN

Geology

Malartic Surimau Property:

The Archaean Malartic gold mines are located along the Larder Lake-Cadillac Fault zone, in the Abitibi sub-province of the Superior Province, some 20 km west of Val d’Or in Quebec, Canada.  Historically the main mines of the district known as its East Canadian, Barnat, Sladen and Canadian Malartic properties produced over 162 tonnes of gold to 2000.

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

Lac à l’Eau Jaune property:

The Chibougamau District of northern Quebec, some 350 km to the north-east of Val d’Or, has produced in excess of 1,050 tonnes (33.75 million ounces) of gold to date from a variety of styles of ore, but is mostly characterized by copper-gold vein deposits distinct from typical greenstone hosted quartz-carbonate veins. The deposits of the district range from volcanogenic massive sulfides with copper, zinc and silver to gold bearing sulfide veins with associated silver, zinc, lead arsenic & antimony; to copper-gold  and gold-copper veins with varying amounts of sulfides; and auriferous quartz veins with minor chalcopyrite. Most of the copper-gold deposits are localized in southeast trending ductile shear zones and are within meta-anorthosite and gabbroic hosts.

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

The Company incurred $27,982 and $227,880 in 2009 and 2008, respectively, in exploration expenses relating to the Quebec properties.

El Milagro/El Capitan Property

On February 18, 2010 the Company transferred all of its Mexican assets to the Hunt Family Limited Partnership (“HFLP”), a related party, along with all its stock in Black Hawk and its interest in the Dun Glen property in consideration of cancelling $600,000 of the debt that the Company owed to HFLP on an outstanding note payable.  See “Note 16, subsequent events” to our consolidated financial statements for further information. Below is a brief narrative about the history of the property up until the point it was sold.

Overview

In 2008 the company purchased a 100% interest in the “El Capitan” and “El Milagro” mineral exploration and mining concessions from a Mexican Particular; Jesus Guadelupe Morales. The El Capitan exploration concession was purchased for $110,000 with no underlying royalties. The El Milagro mining concession was purchased for $150,000 and retains a 2% net profit royalty which must be paid to a previous owner should a mine be put into production.

Location

The El Capitan and El Milagro property package is located in the northern Mexican state of Chihuahua.

CCSA Mexico and the Company incurred $21,826 and $30,104 in exploration expenses on the El Milagro/El Capitan property in 2009 and 2008, respectively.

ITEM 3.	LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the “Registrant” is a party or of which any of its property is subject.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)	Market Information

The Common Stock of the Company is currently quoted on the Pink Sheets under the symbol “HNTM”.  The following table shows the high and low closing sales prices for the Common Stock for each quarter since January 1, 2008.  The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	High Closing	Low Closing
Year Ended 12/31/2008
First Quarter	.93	.50
Second Quarter	.85	.73
Third Quarter	.77	.59
Fourth Quarter	.69	.26

Year Ended 12/31/2009
First Quarter	.50	.18
Second Quarter	.28	.16
Third Quarter	.22	.16
Fourth Quarter	.20	.06

(b)	Holders

There are approximately 1,421 holders of the Registrant’s common equity at the date hereof

(c)	Dividends

We have never paid a dividend.  There is no plan to pay dividends for the foreseeable future.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans

 Securities Authorized for Issuance Under Equity Compensation Plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1) (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by shareholders	2,245,000	$0.44	755,000
Equity compensation plans not approved by shareholders	-0-	-0-	-0-
Total	2,245,000	$0.44	755,000

(e)	Unregistered Sales

The Company had no unregistered sales of shares for the year ended December 31, 2009.

The following are the transactions which occurred during the year ended December 31, 2008.

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

ITEM 6.	SELECTED FINANCIAL DATA – We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Year ended December 31, 2009 compared to year ended December 31, 2008

Result of Operations

Dividend and interest income increased to $17,617 in 2009, up from $8,211 in 2008.

Total expenses decreased from approximately $40.7 million in 2008 to $11.2 million in 2009.  The change is primarily due to reduced exploration activity and the costs associated with the completion of the drilling campaign on the La Josefina property in 2008.  As a result, the Company recorded a net loss of $11.2 million in 2009, compared to a net loss of $40.7 million in 2008.

Liquidity and Capital Resources

Working Capital, Cash and Cash Equivalents

The Company’s working capital deficit at December 31, 2009 was $3.6 million compared to $3.6 million at December 31, 2008. The ratio of current assets to current liabilities was 0.50 to 1 at December 31, 2009 compared to 0.23 to 1 at December 31, 2008.  The increase in the ratio is primarily due to the increase in cash and cash equivalents which was $3,040,744 at December 31, 2009 versus only $250,484 at December 31, 2008.  The other primary reason for the increased ratio is due to the increase in short term note payable and shareholder loan which was approximately $5.2 million at December 31, 2009 versus approximately $1.9 million at December 31, 2008.

Net cash used in operating activities was $3.6 million in 2009 compared with $8.3 million in 2008.  The decrease is primarily due to decreased financing charges and amortization of debt discount.

In 2009, investing activities provided $3.4 million, compared with $839,587 used in 2008. The increase is primarily related to the noncontrolling interest in subsidiary of $3.6 million, and is slightly offset by the purchase of equipment of $700,648 in 2008 versus only $7,693 in 2009.

Cash flow from financing activities was $3.3 million in 2009 compared to $8.7 million in 2008.  The decrease is primarily the result of $6.8 million received from a convertible note financing and $1.9 million received from a shareholder loan in 2008 versus only $3.2 million received in 2009 from a convertible note financing.

As a result, cash and cash equivalents increased by $2,790,260 in 2009 to $3,040,744 as of December 31, 2009 versus only $250,484 at December 31, 2008.  It will be necessary for the Company to raise additional capital to continue it’s business activities in 2010.

Overview

We are an exploration stage company focusing on the exploration of gold, silver and base metal properties in South America, Central America, Canada and the United States. From 2005 through December 31, 2009 our activities primarily related to securing exploration projects and conducting exploration activities including diamond drilling.

On February 18, 2010, the Company’s board of directors recommended and authorized a shareholder meeting to consider and vote upon a proposal to approve the voluntary dissolution and liquidation of the Company pursuant to a plan of complete dissolution and liquidation dissolution.  On July 16, 2010, the Company filed with the Securities and Exchange Commission (“SEC”), a preliminary schedule 14A proxy statement to submit the vote to the Company’s shareholders.  As of the date of the filing of this form 10-K, the preliminary 14A proxy statement has not yet been approved by the SEC and the vote has yet to go before the shareholders. The dissolution of the Company, if approved by the shareholders, will not affect the operations of Hunt Mining which will continue in existence along with its subsidiary companies.

Our current operating plans, through our majority owned subsidiary, Hunt Mining, for the next 12 months include:

●	Evaluating assay data created in the exploration processes conducted in Argentina in 2007 and 2008;
●	Developing and evaluating an exploration plan based on the findings of our assay data analysis;

Off-Balance Sheet Arrangements

None.

Contractual Obligations

Our contractual obligations as of December 31, 2009 were as follows:

	Payments due by period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Lease obligation – Bajo Bobre Property	$244,607	$169,607	$75,000	$0	$0
Exploration obligation – Bajo Pobre Property	500,000	500,000	0	0	0
Dun Glen Property (*)	495,000	60,000	217,500	145,000	72,500
Total	$1,239,607	$729,607	$292,500	$145,000	$72,500

* On December 10, 2009, the Company entered into a Property Interest Purchase Agreement (“Black Hawk Agreement”) with Black Hawk Exploration (Black Hawk) to transfer 75% of the company’s economic interest in the Dun Glen Project.  One of the terms of the Black Hawk Agreement states that Black Hawk has the responsibility to maintain the property in good standing at their expense, including the timely filing or payment of all claims maintenance fees or taxes and all the underlying future lease payments owed by the Company as noted above.  On February 18, 2010 the Company transferred its stock in Black Hawk and its interest in the Dun Glen property to the Hunt Family Limited Partnership (“HFLP”), a related party, along with all its Mexican assets in consideration of cancelling $600,000 of the debt that the Company owed to HFLP on an outstanding note payable.  See “Note 16, subsequent events” to our consolidated financial statements for further information.

Critical Accounting Policies

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

Provision for Taxes

Income taxes are provided based upon the liability method of accounting pursuant to the Income Taxes topic of the FASB Accounting Standards Codification.  Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. A valuation allowance is recorded against the deferred tax asset if management does not believe the Company has met the “more likely than not” standard imposed to allow recognition of such an asset.

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

Share-Based Compensation

We account for stock-based compensation as required by the Stock Compensation topic of the FASB Accounting Standards Codification.  Under the fair value recognition provisions of this topic, share-based compensation cost is measured at the vesting date based on the value of the award.  Determining the fair value of share-based awards at the grant date requires judgment, including estimating expected dividends.  In addition, judgment is also required in estimating the amount of share-based awards that are expected to be forfeited.  If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially impacted.

Adoption of New Accounting Principles

Effective January 1, 2009, we adopted the provisions of Topic 810 in the Accounting Standards Codification (ASC 810) (previously Statement of Financial Accounting (“FAS” No. 160 “Non Controlling Interests in Consolidated Financial Statements - an amendment of ARB 51”) (“ASC 810”) without a material effect on our results of operations and financial position. ASC 810 establishes accounting and reporting standards for the non controlling ownership interest in a subsidiary and for the deconsolidation of a subsidiary.

Item 7A
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK –We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

HUNTMOUNTAIN RESOURCES
AND SUBSIDIARIES
(An Exploration Stage Enterprise)

Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm

December 31, 2009 and 2008

Contents

HuntMountain Resources Ltd. and Subsidiaries
(Formerly Metaline Mining & Leasing Company)
(An Exploration Stage Enterprise)

Contents

Contents

HuntMountain Resources Ltd.
Liberty Lake, WA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of HuntMountain Resources Ltd as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended and for the period from July 1, 2005 (inception of development stage) through December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Cerro Cazador S.A., a majority owned subsidiary, which statements reflect 34% of total consolidated assets as of December 31, 2009 and 17% of consolidated net loss for the year ended December 31, 2009. Those financial statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Cerro Cazador S.A. as of December 31, 2009 and for the year then ended is based solely on the report of the other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HuntMountain Resources Ltd as of December 31, 2009 and 2008 and the results of its operations and its cash flows for the years then ended and for the period from July 1, 2005 (inception of development stage) through December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

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

BehlerMick PS
Spokane, Washington
November 9, 2010

Contents

HuntMountain Resources Ltd. and Subsidiaries (An Exploration Stage Enterprise)

Consolidated Balance Sheets

	December 31,
	2009	2008

Assets

CURRENT ASSETS:
Cash and cash equivalents:
Cash	$2,927,057	$62,162
Short term cash investments - domestic	14,898	14,246
Short-term cash investments - Argentina	98,789	174,076
Total cash and cash equivalents	3,040,744	250,484

Receivables	221,075	153,135
Prepaid expenses and advances	4,753	77,453
Accrued interest receivable	—	5,909
Deposits paid to vendors	—	584,000
Total current assets	3,266,572	1,070,981

PROPERTY AND EQUIPMENT, NET:	515,349	613,204

OTHER ASSETS:
Receivable - V.A. tax, Argentina	489,598	380,152
Performance bond	199,508	98,927
Land - La Josefina Estancia	710,000	710,000
Property deposits and property purchase option	286,032	341,500
Investments	167,331	7,331
Total other assets	1,852,469	1,537,910

Total assets	$5,634,390	3,222,095

Liabilities and Stockholders’ Equity (Deficit)

CURRENT LIABILITIES:
Trade accounts payable	$1,557,504	$2,376,401
Accrued wages and related taxes	1,106	115,260
Employee expense payable	—	3,412
Tax payable, Argentina	121,934	123,290
Shareholder loan, including interest payable	—	1,898,534
Net short term note payable	4,798,649	—
Accrued interest on note payable	476,979	—
Other payables	—	202,500
Total current liabilities	$6,956,172	$4,719,397

COMMITMENTS AND CONTINGENCIES	$—	—

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock – 10,000,000 shares, $0.001 par value, authorized; no shares issued and outstanding	—	—
Common stock – 300,000,000 shares, $0.001 par value, authorized; 76,251,362 shares issued and outstanding.	76,251	76,251
Additional paid-in capital	58,822,183	50,975,578
Retained earnings - prior to development stage	90,527	90,527
Deficit accumulated during the development stage	(63,604,058)	(52,448,659)
Accumulated other comprehensive loss	(263,583)	(190,999)
Total HuntMountain Resources, Ltd. stockholders’ equity (deficit)	(4,878,680)	(1,497,302)
Non-controlling interest in subsidiary	3,556,898	—
Total stockholders’ equity (deficit)	(1,321,782)	(1,497,302)

Total liabilities and stockholders’ equity (deficit)	$5,634,390	$3,222,095

The accompanying notes are an integral part of these consolidated financial statements.

Contents

HuntMountain Resources Ltd. and Subsidiaries (An Exploration Stage Enterprise)

Consolidated Statements of Operations

	Years Ended December 31,		From Inception through December 31,
	2009	2008	2009

INCOME:	$—	$—	$—

EXPENSES:
Professional fees	783,511	942,414	2,412,735
Marketing	5,176	51,293	233,180
Exploration expenses	805,592	5,758,673	8,680,667
Travel expenses	148,721	279,202	705,700
Administrative and office expenses	372,087	385,844	1,118,176
Payroll expenses	775,968	945,845	2,638,828
Impairment of purchase option	70,000	—	70,000
Stock compensation expense	218,710	229,262	646,572
Common stock and options issued for services	—	126,588	479,838
Interest expense and banking charges	504,922	331,257	1,029,097
Other expense - Argentina	—	87,240	87,240
Value added tax net present value adjustment	85,943	953,520	1,039,463
Depreciation expense	105,547	90,634	203,194
	3,876,177	10,181,772	19,344,690

LOSS BEFORE OTHER INCOME	(3,876,177)	(10,181,772)	(19,344,690)

OTHER INCOME/(EXPENSE):
Financing charges	(2,837,296)	(23,594,347)	(31,687,292)
Amortization of debt discount	(4,610,459)	(6,890,868)	(12,828,943)
Other-than-temporary impairment of investments	(95,772)	—	(95,772)
Other income, lease	326,500	—	326,500
Other income, debt forgiveness	60,214	—	60,214
Dividend and interest income	17,617	8,211	98,110
Miscellaneous expenses	(15,667)	2,680	(10,244)
Taxes	(56,391)	—	(56,391)
Foreign currency loss	(67,968)	—	(67,968)
Gain on sale of fixed assets	—	2,418	2,418
LOSS BEFORE INCOME TAXES:	$(11,155,399)	$(40,653,678)	$(63,604,058)

OTHER COMPREHENSIVE LOSS	(72,584)	(137,919)	(263,583)
COMPREHENSIVE LOSS	$(11,227,983)	$(40,791,597)	$(63,867,641)

BASIC AND DILUTED COMPREHENSIVE LOSS PER SHARE based on weighted-average shares outstanding	$(0.15)	$(0.71)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING, BASIC AND DILUTED	76,251,362	57,365,938

The accompanying notes are an integral part of these consolidated financial statements.

Contents

HuntMountain Resources Ltd. and Subsidiaries (An Exploration Stage Enterprise)

Consolidated Statements of Cash Flows

	Years Ended December 31,		From Inception of Development Stage July 1, 2005 through December 31,
	2009	2008	2009
Increase (Decrease) in Cash and Cash Equivalents

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,155,399)	$(40,653,678)	$(63,604,058)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	105,547	90,634	203,194
Stock option compensation expense	218,640	229,262	646,502
Common stock and options issued for services	—	126,588	479,838
Financing charge	2,837,296	23,594,348	31,687,292
Amortization of debt discount	4,610,459	6,890,868	12,828,944
Property purchase option	70,000	—	—
Gain on sale of precious metal investments	—	—	(15,194)
Loss recognized on other-than-temporary impairment of investments	95,772	—	95,772
Unrealized holding loss on securities	(250,000)		(250,000)
(Increase) decrease in receivables	(8,313)	(299,833)	(541,601)
(Increase) decrease in prepaid expenses	72,700	(4,841)	(4,753)
(Increase) decrease in performance bond	(100,581)	—	(100,581)
(Increase) decrease in deposits paid to vendors	584,000	(584,000)	—
Increase in accounts payable	(822,205)	2,122,985	1,636,773
Increase in interest payable, shareholder loan	448,445	28,534	476,979
Increase in accrued liabilities	(118,922)	(4,942)	27,463
Increase in other payables	(202,500)	202,500	—
Net cash used in operating activities	(3,615,061)	(8,261,575)	(16,433,430)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of equipment	(7,693)	(700,647)	(1,429,556)
Accrued interest income	—	(3,940)	(5,909)
Performance bond	—	—	(247,486)
Property deposits	—	(135,000)	(271,500)
Investments	(14,532)	—	14,381
Cash acquired in noncontrolling interest in subsidiary	245,082	—	245,082
Net cash provided (used) in investing activities	222,857	(839,587)	(1,694,988)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible note financing	3,320,500	6,849,413	14,232,062
Proceeds from sale of common stock	—	—	1,132,870
Proceeds from sale of subsidiary’s stock	2,894,104	—	2,894,104
Proceeds from shareholder loan	—	1,870,000	1,870,000
Net cash from financing activities	6,214,604	8,719,413	20,129,036
Effect of currency translation on cash	(32,140)	$(21,071)	(67,795)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,790,260	(402,820)	1,932,823
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR/PERIOD	250,484	653,304	1,107,921
CASH AND CASH EQUIVALENTS, END OF YEAR/PERIOD	$3,040,744	$250,484	$3,040,744

Supplemental Disclosures of Cash Flow Information:

NON-CASH FINANCING ACTIVITIES:
Conversion of note into equity	$—	$10,163,010	$10,313,010
Cashless exercise of options	$—	$188,829	$188,829
Accrued interest	$(448,445)	$(275,082)	$(888,677)
Conversion of accrued interest into equity	$—	$598,550	$598,550
Conversion of shareholder loan to convertible note	$3,760,500	$—	$3,760,500
Conversion of shareholder loan to convertible note	$206,072	$—	$206,072

Income taxes, paid net of refunds:	$—	$—	$—
Interest paid:	$—	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

Contents

HuntMountain Resources Ltd. and Subsidiaries
(An Exploration Stage Enterprise)

Consolidated Statements of Stockholders’ Equity

	Number of Shares Outstanding	Common Stock Amount	Additional Paid-In Capital	Retained Earnings	Deficit Accumulated During The Development Stage	Accumulated Other Comprehensive Income (Loss)	Total

BALANCES, DECEMBER 31, 2004	7,277,934	$379,282	$—	$144,968	$—	$1,061	$525,311

Common stock issued for cash	9,222,066	503,434	148,500	—	—	—	651,934
Stock options issued to employees	—	—	4,000	—	—	—	4,000
Stock options issued for services	—	—	900	—	—	—	900
Reclassification due to par value change	—	(866,216)	866,216	—	—	—	—
Comprehensive income (loss):
Other comprehensive loss:	—	—	—	—	—	1,401	1,401
Net loss	—	—	—	(54,441)	(187,887)	—	(242,328)
Comprehensive loss							(240,927)
BALANCES, DECEMBER 31, 2005	16,500,000	$16,500	$1,019,616	$90,527	$(187,887)	$2,462	$941,218
Common stock issued for cash	15,744,132	15,744	1,117,126	—	—	—	1,132,870
Exercise of stock options	18,153	18	(18)	—	—	—	—
Stock options issued to employees	—	—	67,000	—	—	—	67,000
Stock options issued for services	—	—	220,850	—	—	—	220,850
Common stock issued to rectify imbalance	4,000	4	(4)	—	—	—	—
Comprehensive income (loss):
Other comprehensive loss:	—	—	—	—	—	(8,235)	(8,235)
Net loss	—	—	—	—	(2,013,647)	—	(2,013,647)
Comprehensive loss							(2,021,882)
BALANCES, DECEMBER 31, 2006	32,266,285	$32,266	$2,424,570	$90,527	$(2,201,534)	$(5,773)	$340,056
Common stock issued for executive compensation	150,000	75	74,925	—	—	—	75,000
Stock options issued to employees	—	—	52,600		—	52,600	—
Stock options issued for services	—	—	131,500	—	—	—	131,500
Convertible note issuance	—	—	9,247,871	—	—	—	9,247,871
Convertible note conversion	600,000	150	149,850	—	—	—	150,000
Comprehensive income (loss):
Other comprehensive loss:	—	—	—	—	—	(47,308)	(47,308)
Net loss	—	—	—	—	(9,593,448)	—	(9,593,448)
Comprehensive loss							(9,640,756)
BALANCES, DECEMBER 31, 2007	33,016,285	$32,491	$12,081,316	$90,527	$(11,794,981)	$(53,081)	$356,272
Exercise of stock options	188,829	189	(189)	—	—	—	—
Stock options issued to employees	—	—	229,262		—	—	229,262
Stock options issued for services	—	—	126,588	—	—	—	126,588
Convertible note issuance	—	—	27,787,800	—	—	—	27,787,800
Convertible note conversion	43,046,248	43,046	10,750,801	—	—	—	10,793,847
Miscellaneous stock adjustment	—	526	—				526
Comprehensive income (loss):
Other comprehensive loss:	—	—	—	—	—	(137,919)	(137,919)
Net loss	—	—	—	—	(40,653,678)	—	(40,653,678)
Comprehensive loss							(40,791,597)
BALANCES, DECEMBER 31, 2008	76,251,362	$76,251	$50,975,578	$90,527	$(52,448,659)	$(190,999)	$(1,497,302)
Stock options issued to employees	—	—	218,710	—	—	—	218,710
Convertible note issuance	—	—	2,837,296	—	—	—	2,837,296
Debt discount	—	—	4,790,599	—	—	—	4,790,599
Comprehensive income (loss):
Other comprehensive loss:	—	—	—	—	—	(72,584)	(72,584)
Net loss	—	—	—	—	(11,155,399)	—	(11,155,399)
Comprehensive loss							(11,227,983)
BALANCES, DECEMBER 31, 2009	76,251,362	$76,251	$58,822,183	$90,527	$(63,604,058)	$(263,583)	$(4,878,680)

The accompanying notes are an integral part of these consolidated financial statements.

Contents

HuntMountain Resources Ltd. and Subsidiaries (An Exploration Stage Enterprise)

Notes to Consolidated Financial Statements

NOTE 1 – DESCRIPTION OF BUSINESS

HuntMountain Resources Ltd. (“the Company” or “HuntMountain”), a Washington corporation, was formed in 2005.  Metaline Mining and Leasing Company, a Washington corporation since 1927, merged with and into the Company in August 2005.  The Company’s business plan is to acquire interests in exploration properties in North and South America.  As of the end of 2008, the Company had acquired one exploration property in Nevada, seven properties in the province of Santa Cruz in Argentina, one property in Mexico and an option on two properties in Quebec.

The accompanying consolidated financial statements include the accounts of HuntMountain, a Washington corporation, its wholly-owned Canadian subsidiary HuntMountain Resources LTD (“HMR LTD”), HuntMountain’s wholly owned Mexican subsidiary Cerro Cazador Mexico S.A. De C.V. (“CCM”), HuntMountain’s wholly-owned subsidiary HuntMountain Investments, LLC (HMI), Sinomar Capital Corp. who subsequently on February 1, 2010, changed their name to Hunt Mining Corp. (“Hunt Mining”), a Canadian subsidiary 65% owned by HuntMountain and 4% owned by HMI, Hunt Mining’s wholly owned Canadian Subsidiary Hunt Gold USA, LLC, Hunt Mining’s wholly owned Canadian Subsidiary 1494716 Alberta, Ltd., and Cerro Cazador S.A. (CCSA), Hunt Mining’s Argentine subsidiary 95% owned by Hunt Mining and 5% owned by 1494716 Alberta, Ltd.

HMR LTD is incorporated in British Columbia and provincially registered in the Yukon.  HMR LTD was formed for the purpose of holding Canadian exploration properties, should the Company acquire an interest in any such properties.  CCM was incorporated to acquire a property package in Chihuahua, Mexico. HMI was incorporated for the specific purpose of holding shares in subsidiary companies.  CCSA was formed in Argentina for the purpose of holding Argentine exploration properties and executing agreements in Argentina.

Currently all exploration activities are being pursued by our majority owned subsidiary, Hunt Mining through its wholly owned subsidiary, CCSA which on December 23, 2009 the Company exchanged 100% of its shares of CCSA, which were acquired by Hunt Mining as part of a reverse takeover transaction.  Hunt Mining is a mineral exploration company incorporated on January 10, 2006 under the laws of Alberta, Canada which trades on the TSX Venture Exchange under the ticker symbol HMX.  Prior to December 23, 2009 Hunt Mining was a Capital Pool Company within the meaning ascribed by Policy 2.4 of the TSX Venture Exchange.  Hunt Mining issued 29,118,507 common shares and 20,881,493 non-voting convertible preferred shares to the Company at a deemed price of C$0.30 per Common Share and C$0.30 per convertible preferred share in consideration for the acquisition of all of the common shares of CCSA. Each convertible preferred share shall be convertible into one Common Share of Hunt Mining for no additional consideration at any time as long as the public float is not less than 20%.  This transaction gave the Company controlling interest in Hunt Mining, 65% owned by the Company and 4% owned by the Company’s wholly-owned subsidiary HMI.

NOTE 2 – GOING CONCERN

As shown in the accompanying financial statements, the Company has had no revenues and has incurred an accumulated deficit from the inception of the development stage of $63,604,058 through December 31, 2009. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

On February 18, 2010, the Company’s board of directors recommended and authorized a shareholder meeting to consider and vote upon a proposal to approve the voluntary dissolution and liquidation of the Company pursuant to a plan of complete dissolution and liquidation dissolution.  On July 16, 2010, the Company filed with the Securities and Exchange Commission (“SEC”), a preliminary schedule 14A proxy statement to submit the vote to the Company’s shareholders. As of the date of the filing of this form 10-K, the preliminary 14A proxy statement has not yet been approved by the SEC and the vote has yet to go before the shareholders. The dissolution of the Company, if approved by the shareholders, will not affect the operations of Hunt Mining which will continue in existence along with its subsidiary companies.  See “Note 16, Subsequent Events” for further details.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company does not continue in existence.

Contents

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

Accounts Receivable

The Company carries its accounts receivable at net realizable value. On a periodic basis, the Company evaluates its accounts receivable and determines if an allowance for doubtful accounts is necessary, based on a history of past write-offs and collections and current credit conditions. At December 31, 2009 the Company’s accounts receivable balance was $22,377 compared to $153,135 at December 31, 2008. The Company’s accounts receivable balance includes no allowance for doubtful accounts based upon management’s expectations and analysis.

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

Cash and Cash Equivalents

Cash and cash equivalents include short-term cash investments that have an initial maturity of 90 days or less. In the normal course of business, 30% of all funds wire transferred from the Company to CCSA are withheld by the Government of Argentina. These withheld amounts are invested in money market instruments until the Government of Argentina approves CCSA’s formal application for release. Funds held in this fashion are included in short-term cash investments. Of the $2,927,057 held in cash, $2,919,009 is held for use by Hunt Mining and is not available for distribution to the Company.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly and majority-owned subsidiaries after elimination of intercompany accounts and transactions. All of the wholly owned subsidiaries of the Company are named above in Note 1 – Description of Business.

Marketable Securities

The Company accounts for marketable securities as required by the Debt and Equity Securities topic of the FASB Accounting Standards Codification Debt securities and equity securities that have readily determinable fair values are to be classified in three categories:

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

Contents

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

Office Equipment and vehicles are stated at cost and depreciated on the straight-line basis over an estimated useful life of 3 years.  Drilling and excavation equipment is stated at cost on the balance sheet for December 31, 2009 and 2008. The Company has not begun depreciating drilling and excavation equipment because the equipment has not yet been placed into service.

Basic and Diluted Net Loss Per Share

The Company complies with the requirements of the Earnings per Share Topic of the FASB Accounting Standards Codification, which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. Although there were common stock equivalents outstanding on December 31, 2009, they were not included in the calculation of earnings per share because they would have been considered anti-dilutive.

Basic earnings per share are computed using the weighted average number of shares outstanding during the years (76,251,362 at December 31, 2009 and 57,365,938 at December 31, 2008).

Outstanding warrants to purchase 45,646,248 and 43,646,248 shares of common stock, options to purchase 2,245,000 and 2,495,000 shares of common stock at December 31, 2009 and 2008, respectively, as well as outstanding convertible debt plus accrued interest of $5,667,479 which can be converted into 56,747,917 units, where each unit consists of one share of common stock and one warrant to purchase one share of common stock at December 31, 2009, were not included in the computation of diluted loss per share for the years ended December 31, 2009 and 2008, respectively, because to do so would have been antidilutive.  Therefore, basic loss per share is the same as diluted loss per share.

Deferred Income Tax

Deferred income tax is provided for differences between the bases of assets and liabilities for financial and income tax reporting.  A deferred tax asset, subject to a valuation allowance, is recognized for estimated future tax benefits of tax-basis operating losses being carried forward.

Provision for Taxes

Income taxes are provided based upon the liability method of accounting pursuant to the Income Taxes topic of the  FASB Accounting Standards Codification Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. A valuation allowance is recorded against the deferred tax asset if management does not believe the Company has met the “more likely than not” standard imposed to allow recognition of such an asset.

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

Contents

Estimates of such liabilities are based upon currently available facts, existing technology and presently enacted laws and regulations taking into consideration the likely effects of inflation and other societal and economic factors, and include estimates of associated legal costs. These amounts also reflect prior experience in remediating contaminated sites, other companies’ clean-up experience and data released by The Environmental Protection Agency or other organizations. Such estimates are by their nature imprecise and can be expected to be revised over time because of changes in government regulations, operations, technology and inflation. Recoveries are evaluated separately from the liability and, when recovery is assured, the Company records and reports the asset separately from the associated liability.

Adoption of New Accounting Principles

Effective January 1, 2009, we adopted the provisions of Topic 810 in the Accounting Standards Codification (ASC 810) (previously Statement of Financial Accounting (“FAS” No. 160 “Non Controlling Interests in Consolidated Financial Statements - an amendment of ARB 51”) (“ASC 810”) without a material effect on our results of operations and financial position. ASC 810 establishes accounting and reporting standards for the non controlling ownership interest in a subsidiary and for the deconsolidation of a subsidiary.

Fair Value Measurements

The Company’s financial instruments as defined by FASB ASC 825-10-50, include cash, receivables, accounts payable and accrued expenses. All instruments except the performance bond are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2009 and December 31, 2008. The performance bond was marked to market on December 31, 2009 and December 31, 2008.

FASB ASC 820 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements.  FASB ASC 820 establishes a three-tier fair hierarchy which prioritizes the inputs used in measuring fair value as follows:

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

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels~~.~~

The following table discloses by level within the fair value hierarchy the Company’s assets and liabilities measured and reported on the Consolidated Balance Sheets as of December 31, 2009, at fair value on a recurring basis:

	Total	Level I	Level II	Level III
Assets:
Performance bond	$199,508	$199,508	$0	$0
Receivable – V.A. Tax	489,598	0	0	489,598
Total:	$689,106	$199,508	$0	$489,598

The performance bond, required to secure the Company’s rights to explore the La Josefina property, is a step-up coupon US dollar bond issued by the Government of Argentina with a face value of $600,000 and a maturity date of 2035. The bond was originally purchased for $251,613 and had a value of $98,927 at December 31, 2008. As of the year ended December 31, 2009 the value of the bond increased to $199,508.

Contents

The Receivable V.A. Tax accrued due to the payment of valued added tax on certain transactions in Argentina. This asset is reported at net present value based upon the Company’s estimate of an expected benefit period of 7 years and a discount rate of 18.6% based upon the average Argentine interest rates.

Concentration of Credit Risk

The Company maintains its cash and cash equivalents in multiple financial institutions.  Balances in the United States are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000 per institution and balances in Canada are insured by the Canada Deposit Insurance Corporation up to C$100,000 per institution.  Balances on deposit may occasionally exceed insured amounts. At December 31, 2009, deposits in Canadian banks exceeded the insured amount by C$2,792,959. All of the Company’s cash in U.S. bank accounts at December 31, 2009 was FDIC insured. The Company also maintains cash in an Argentine bank. The Argentine accounts, which had a U.S. dollar balance of $13,352 at December 31, 2009, are considered uninsured.

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

Foreign Currency Translation

Our international operations use the United States Dollar as their functional currency. The financial statements of international subsidiaries are translated to their U.S. dollar equivalents at end-of-period currency exchange rates for assets and liabilities and at average currency exchange rates for revenues and expenses. Translation adjustments for international subsidiaries are recorded as a loss in the accompanying Consolidated Statements of Income. Transaction gains and losses resulting from fluctuations in currency exchange rates on transactions denominated in currencies other than the functional currency are recognized as incurred in the accompanying Consolidated Statements of Income, except for certain inter-company balances designated as long-term investments.

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

Reclassifications

Certain prior year amounts in the accompanying financial statements have been reclassified to conform to the fiscal 2009 presentation. These reclassifications have resulted in no changes to the Company’s accumulated deficit or the net loss presented.

Contents

NOTE 4 – INVESTMENTS

The Company had the following investments:

	December 31,
	2009	2008
Partnership interest in two units of Pondera Partners, Ltd., a drilling project located in Teton County, Montana (at cost less equity partnership losses)	$7,331	$7,331

The Company has invested in various privately and publicly held companies.  At this time, the Company holds securities classified as available for sale.  Amounts are reported at fair value as determined by quoted market prices, with unrealized gains and losses excluded from earnings and reported separately as a component of stockholders’ equity.

At December 31, 2009, the Company determined that the following available-for-sale security had experienced an impairment that was other-than-temporary.  Key factors used in determining whether or not the impairment was other-than-temporary included the severity of the impairment and the fact that the Company was planning on selling the shares within the first quarter of the next year, see “Note 16, Subsequent Events” for further information.  In connection with this determination, the company recognized an impairment charge of $90,000.  This impairment charge is presented under the caption “Other-than-temporary impairment of investments” on the Company’s Consolidated Statements of Operations at December 31, 2009.

The following table presents certain details related to the investment for which the Company determined the impairment was other-than-temporary:

Investment	# of shares	Original Value	Market Value at 12/31/09	Recognized Impairment
Black Hawk Exploration Inc.	250,000	$250,000	$160,000	$(90,000)

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

As of December 31, 2009, management of the Company determined that the $70,000 carrying value of the property purchase option had been impaired based on the fact that a drilling program would most likely not be completed by the expiration date of March 31, 2010.  The Company therefore recorded a write a write-down of $70,000 which was recognized as an impairment of mineral property purchase option in the fourth quarter of 2009 leaving a carrying value of zero.

Contents

NOTE 6 – COMMITMENTS

Santa Cruz, Argentina

On March 27, 2007, CCSA, a wholly owned Argentine subsidiary of Hunt Mining, signed a definitive lease purchase agreement with FK Minera S.A. to acquire a 100% interest in the Bajo Pobré gold property located in Santa Cruz Province, Argentina.  The Company may earn up to a 100% equity interest in the Bajo Pobré property by making cash payments and exploration expenditures over a five-year earn-in period.  The required expenditures and ownership levels upon meeting those requirements are:

Year of the Agreement		Payment to FK Minera SA	Exploration Expenditures Required	Ownership
First year	-2007	$50,000	$250,000	0%
Second year	-2008	50,000	250,000	0%
Third year	-2009	75,000	0	51%
Fourth year	-2010	75,000	0	60%
Fifth year	-2011	75,000	0	100%

After the fifth year, the Company is obligated to pay FK Minera S.A. the greater of a 1% net smelter royalty (“NSR”) on commercial production or $100,000 per year.  The Company has the option to purchase the NSR for a lump-sum payment of $1,000,000 less the sum of all royalty payments made to FK Minera S.A. to that point.

As of December 31, 2009, CCSA has not engaged in any exploration activity on the Bajo Pobré property. CCSA has not fulfilled any of our exploration obligations relative to the Bajo Pobré property. Further, CCSA has not received any form of formal relief from the contract terms relating to the Bajo Pobré property.  On November 5, 2009 the Company received notification from the Santa Cruz Province Mining Authority that FK Minera S.A. and Arturo Canero, its principal, have been inhibited in the disposal of its assets, including the Bajo Pobre property.  They orally stated that such inhibition would be released since it would submit other assets in replacement; however, to date there is no evidence of such replacement of assets. The Company’s ability to retain rights to explore the Bajo Pobré property is uncertain at this time.

In March 2007, CCSA was the successful bidder for the exploration and development rights to the La Josefina Project from Fomento Minero de Santa Cruz Sociedad del Estado (Fomicruz).  Fomicruz is a company that is owned by the government of the Santa Cruz province in Argentina.  On July 24, 2007 CCSA entered into an agreement with Fomicruz pursuant to which CCSA agreed to invest a minimum of $6 million in exploration and development expenditures over a four year period, including $1.5 million before July 2008. The agreement delineates that in the event that a positive feasibility study is completed on the La Josefina property that a joint venture company would be formed; the Company would own 91% of the joint venture company and Fomicruz would own the remaining 9%.

Between November of 2007 and December of 2008 CCSA completed a 37,605 meter drilling program on the La Josefina property. To date, the $6,000,000 work commitment has been exceeded.  CCSA must maintain the La Josefina mining rights by paying the annual canons due the province on the project’s 399 pertenencias. This currently amounts to 318,400 Argentine pesos per year (approximately $93,647) that can be deducted from the $6,000,000 work commitment.  The annual canons were paid for both 2008 and 2009.

Pershing County, Nevada

The Company has a lease for the Dun Glen property with an option to purchase a 100% interest in the claims.  Lease payments began in 2006 and are considered advance royalty payments.  The term of the lease is 10 years, renewable at the Company’s option for an additional ten years.  As of December 31, 2009, the Company has made lease payments totaling $137,500.  Future lease payments are as follows:

●	4th Anniversary $60,000
●	5th (and each anniversary thereafter) $72,500

On December 10, 2009, the Company entered into an agreement with Black Hawk Exploration (Black Hawk) to transfer 75% of the company’s economic interest in the Dun Glen Project.  In return, the Company received a one-time payment of $50,000 at signing, and is due to receive further payments of $25,000 on or before each of December 10, 2010, and December 10, 2011.  Black Hawk also issued to the company 250,000 restricted common shares of Black Hawk Exploration and will issue a further 100,000 restricted common shares on or before December 10, 2010.

The terms of the Black Hawk Agreement state that Black Hawk has the responsibility to maintain the property in good standing at their expense, including the timely filing or payment of all claims maintenance fees or taxes and all the underlying future lease payments owed by the Company as noted above.

On February 18, 2010 the Company transferred its stock in Black Hawk and its interest in the Dun Glen property to the Hunt Family Limited Partnership (“HFLP”), a related party, along with all its Mexican assets in consideration of cancelling $600,000 of the debt that the Company owed to HFLP on an outstanding note payable.  See “Note 16, subsequent events” for further information.

Contents

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

As of December 31, 2009, management of the Company determined that the $70,000 carrying value of the property purchase option had been impaired based on the fact that a drilling program would most likely not be completed by the expiration date of March 31, 2010.  The Company therefore recorded a write a write-down of $70,000 which was recognized as an impairment of mineral property purchase option in the fourth quarter of 2009 leaving a carrying value of zero.

Facility Leases

The Company has lease commitments on office space and storage space in Liberty Lake, Washington. The total annual lease obligation for this facility is $69,359 (not including common area maintenance charges).

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

At December 31, 2009 and 2008 the Company had gross deferred tax assets calculated at the expected rate of 34% of approximately $5,895,000 and $4,810,000, respectively, principally arising from net operating loss carryforwards for income tax purposes.  As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the deferred tax asset, a valuation allowance of $5,895,000 and $4,810,000 has been established at December 31, 2009 and 2008, respectively.

The significant components of the Company’s net deferred tax asset (liabilities) at December 31, 2008 and 2007 are as follows:

	2009	2008
Net operating loss carryforwards	$17,337,000	$14,148,000

Gross deferred tax assets (liabilities):
Net Operating Loss	$5,895,000	$4,810,000
Valuation Allowance	(5,895,000)	(4,810,000)

Net Deferred tax asset (liability)	$—	$—

At December 31, 2009 and 2008, the Company has net operating loss carryforwards of approximately $17,337,000 and $14,148,000 respectively, which will expire in the years 2022 through 2023.  The net change in the allowance account was an increase of $1,085,000.  Some of the losses were from operations outside of the United States and may be limited in their availability because of limitations and other equity transactions.

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

During the year ended December 31, 2008 the holders of the October Note converted into units, at the conversion price of $0.25 per share outstanding principal of $10,350,000, plus accrued interest of $313,014, of the October Note.  As a result the Company issued a total of 43,046,248 shares and 43,046,248 warrants (see Note 9 – Shareholder Loan).

Contents

During the year ended December 31, 2009 the Company issued 2,000,000 warrants concurrently and in consideration for the issuance of the June Note (see Note 9 – Shareholder Loan).

NOTE 9 – SHAREHOLDER LOAN

On June 2, 2009, pursuant to approval from its board of directors, the Company obtained an unsecured loan for multiple advances up to $5,000,000 (“the June 2009 Note”) from Hunt Family Limited Partnership (“HFLP”), a related party. The June 2009 Loan supersedes and replaces the shareholder loan owed to HFLP that had a principal balance of $3,762,000 on June 2, 2009.  These notes are unsecured.

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

The original maturity date of the June 2009 Note was December 31, 2009.  By unanimous consent of the Company’s board of directors on December 17, 2009, the maturity date of the June 2009 Note was amended from December 31, 2009 to December 31, 2010.  At that time, also by unanimous consent, the Company’s board of directors increased the maximum aggregate principal amount available pursuant to the June 2009 Note from $5,000,000 to $5,500,000.

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

Concurrently and in consideration for the issuance of the June 2009 Note the Company granted to HFLP a 3% Net Smelter Royalty (“NSR”) on all of the Company’s resource properties in Mexico, past, present and future. The Company also granted an additional 2,000,000 warrants with a $0.10 exercise price and a seven (7) year term in conjunction with the inception of the June Note structure.

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

Additional advances totaling $1,428,500 have been received on the June 2009 Note since it replaced the shareholder loan owed to HFLP that had a principal balance of $3,762,000 on June 2, 2009 bringing the total principal balance to $5,190,500 at December 31, 2009.  The total value of warrants for 2009 from issuances of the June Note was $11,503,750 and the total value of shares was $12,661,000. Since the value of beneficial conversion feature exceeded the amount borrowed, the Company recognized a debt discount to completely offset the amount borrowed. As of December 31, 2009 the balance of the June Note is:

Principal	$5,190,500
Discount	391,851
Net	$4,798,649

The remaining debt discount of $391,851 will be amortized equally over the next 12 months ending December 31, 2010.  The outstanding convertible debt principal balance of $5,190,500 can be converted into 51,905,000 units, where each unit consists of one share and one warrant to purchase a common share. Each warrant issued pursuant to conversion of the June 2009 Note shall have an exercise price of $0.10 per share and a seven (7) year expiration from the date of issuance.

Contents

The following is a summary of common stock warrant activity for each of the three years ended December 31, 2009:

	Number of Shares Under Warrants	Weighted Average Exercise Price
Balance at December 31, 2006	—	—
Issued in conjunction with conversion of convertible note	600,000	$0.40
Balance at December 31, 2007	600,000	$0.40
Issued in conjunction with conversion of convertible note	43,046,248	$0.40
Balance at December 31, 2008	43,646,248	$0.40
Issued in conjunction with convertible note	2,000,000	$0.10
Balance at December 31, 2009	45,646,248	$0.39

NOTE 10 – STOCK OPTION PLAN

The Company’s 2005 Stock Plan permits the granting of up to 3,000,000 non-qualified stock options, incentive stock options, and restricted shares of common stock to employees, directors, and consultants.  As of December 31, 2009, there were 2,245,000 stock options granted to employees and consultants, of which 2,195,000 are vested.  These options were granted to employees and consultants to the Company.  There were no options granted in 2009.

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

	Years Ended December 31,
	2009	2008
Weighted average risk free rate:	1.4%	1.4%
Weighted average volatility:	105.1%	82.8%
Expected dividend yield:	0	0
Weighted average life (in years):	5.0	5.0

Expenses of $7,000 for stock options issued to employees and zero for stock options issued to non-employees, including consultants and directors, were recorded in 2009.  This compares to expenses of $229,262 for stock options issued to employees and $126,588 for stock options issued to non-employees in 2008.  The following table summarizes the terms of the options outstanding at December 31, 2009:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number of Exercisable Options at December 31, 2009
	90,000	$0.20	2.14	90,000
	700,000	$0.25	1.60	700,000
	100,000	$0.30	1.83	100,000
	10,000	$0.34	.58	10,000
	50,000	$0.38	3.58	50,000
	650,000	$0.45	2.55	650,000
	5,000	$0.55	1.50	5,000
	55,000	$0.60	2.98	55,000
	150,000	$0.63	2.34	150,000
	100,000	$0.64	3.69	100,000
	100,000	$0.67	4.55	50,000
	235,000	$0.76	3.34	235,000
TOTALS	2,245,000	$0.44	2.44	2,195,000

Contents

The following summarizes option activity for the years presented:

Balance at January 1, 2008	2,340,000	$0.35
Issued	585,000	0.72
Exercised	—	—
Cancelled	(60,000)	0.59
Forefeited (cashless exercise)	(370,000)	0.39

Balance at December 31, 2008	2,495,000	$0.45

Issued	—	—
Exercised	—	—
Cancelled	(250,000.00)	0.61

Balance at December 31, 2009	2,245,000	$0.44

Options outstanding at December 31, 2009, have a remaining contractual life of approximately 2.44 years.

NOTE 11 – LEASES

The Company has lease commitments on two mineral properties and office and storage space in Liberty Lake, Washington.  The leased mineral properties are the Dun Glen property in Nevada and the Bajo Pobré property in the Santa Cruz province of Argentina.  As of December 31, 2009 the annual lease obligations are:

Year	Office Facility	Dun Glen (*)	Bajo Pobré	Total
2010	69,359	60,000	75,000	203,523
2011	69,359	72,500	75,000	216,023
2012	69,359	72,500	100,000	241,023
2013	69,359	72,500	—	141,023
2014	69,359	72,500	—	141,023

The original commercial lease on our office space was entered into on July 1, 2005 and has a term of ten years which will expire on June 30, 2015.    The rental rate shall be increased annually on the first day of July at the rate determined by the Consumer Price Index.  The table above shows the minimum annual lease payments over the next five years based on the current base rent and does not take into account the rent escalations.

* On December 10, 2009, the Company entered into a Property Interest Purchase Option Agreement (“Black Hawk Agreement”) with Black Hawk Exploration (“Black Hawk”) to transfer 75% of the company’s economic interest in the Dun Glen Project.  One of the terms of the Black Hawk Agreement states that Black Hawk has the responsibility to maintain the property in good standing at their expense, including the timely filing or payment of all claims maintenance fees or taxes and all the underlying future lease payments owed by the Company as noted above.

On February 18, 2010 the Company transferred its stock in Black Hawk and its interest in the Dun Glen property to the Hunt Family Limited Partnership (“HFLP”), a related party, along with all its Mexican assets in consideration of cancelling $600,000 of the debt that the Company owed to HFLP on an outstanding note payable.  See “Note 16 - Subsequent Events” for further information.

NOTE 12 – RELATED PARTY TRANSACTIONS

The Company leases office space from HFLP, an entity controlled by the Company’s President, Chief Executive Officer and Chairman. The Company paid $69,359 and $68,523 in lease payments to HFLP in 2009 and 2008 respectively.  These amounts do not include common area maintenance charges.

On December 18, 2009, in conjunction with the RTO, the Company received an advance of $207,990 from Hunt Mining as a refundable deposit.

Contents

At December 31, 2009 the Company transferred a note payable to Huntwood Industries, an entity controlled by the Company’s President, Chief Executive Officer and Chairman.  The Company now owes an accounts payable balance of $19,953.72 to Huntwood Industries.

At December 31, 2009 the Company had an accounts payable owing to a director and officer of CCSA, for C$16,805 relating to CCSA’s lease of office space.

At December 31, 2009 the Company had fees payable advance for accounting expenses owing to a director of CCSA, of C$9,241.

During the year ended December 31, 2009 the Company paid C$57,002 to a director of CCSA for accounting fees.

During the year ended December 31, 2009 the Company paid C$144,843 to a director of CCSA for geological fees.

As of December 31, 2008 the Company had an exploration advance receivable of $200 owed by an executive officer of the Company.

During the year ended December 31, 2008 the company paid $14,938 to a director of the Company, for consulting services.

At December 31, 2008 the Company had an employee exploration expense payable of C$4,172 owing to Danilo Silva for exploration expenses incurred on behalf of the Company.

At December 31, 2008 the Company had fees payable advance for accounting expenses owing a director of CCSA  of C$5,072.

During the year ended December 31, 2008 the Company paid C$24,841 to a director of CCSA  for accounting fees.

During the year ended December 31, 2008 the Company paid C$122,980 to a director of CCSA  for geological fees.

Additional related party transactions are included as part of Note 8, Note 9, Note 13 and Note 16.

NOTE 13 – REVERSE TAKEOVER TRANSACTION

On December 23, 2009 the company completed a reverse takeover transaction (“RTO”) in which 100% of the shares of its Argentine wholly owned subsidiary, CCSA, were acquired by Hunt Mining.  Hunt Mining is a mineral exploration company incorporated on January 10, 2006 under the laws of Alberta, Canada.  Prior to December 23, 2009 Hunt Mining was a Capital Pool Company within the meaning ascribed by Policy 2.4 of the TSX Venture Exchange.  Hunt Mining issued 29,118,507 common shares and 20,881,493 non-voting convertible preferred shares to the Company at a deemed price of C$0.30 per Common Share and C$0.30 per convertible preferred share. Each convertible preferred share shall be convertible into one Common Share of Hunt Mining for no additional consideration at any time as long as the public float is not less than 20%.  This transaction gave the Company controlling interest in Hunt Mining, 65% owned by the Company and 4% owned by the Company’s wholly-owned subsidiary HuntMountain Investments, LLC (“HMI”).  If all options and warrants, of Hunt Mining were exercised, the Company’s interest would be reduced to 57%.

The net assets acquired from Hunt Mining were as follows:

Cash	$245,082
Other Assets	163,163
Accounts Payable	(3,308)
Total	$404,937

As a condition of the RTO, the Company entered into an agreement with CCSA pursuant to which the Company agreed to pay all of the CCSA’s remaining accounts payable owed to Patagonia Drill Mining Services S.A. (“PDM”). In order to pay all of the payables owing to PDM in accordance with the terms of the qualifying transaction, management negotiated an agreement with PDM pursuant to which the Company agreed to purchase all remaining accounts payable owed by the CCSA to PDM for total consideration of $1,029,373. This amount excluded the $584,000 deposit made by the Company against the PDM payables in 2008. Therefore, the $584,000 deposit amount was applied to the CCSA’s PDM payables concurrently with the signing of the agreement.

Contents

NOTE 14 – VALUE ADDED TAX CREDIT

The Company has in other assets --Receivable - V.A. tax, Argentina as of December 31, 2009 and 2008 of $489,598 and $380,153 respectively.  These amounts reflect the Value Added Tax Credit accrued due to the payment of valued added tax on certain transactions in Argentina. The Company will realize this credit as an offset against V.A. taxes due on future revenues.  In accordance with APB 21, the asset is reported at net present value based upon the Company’s estimate of future revenues.  The Company used an expected benefit period of 7 years and a discount rate of 18.6% based upon the average Argentine interest rates and has recorded, as other expense, a $85,943 net present value adjustment in 2009, which is not deemed to be recoverable at this time.

NOTE 15 – PROPERTY AND EQUIPMENT

For the year ending December 31, 2009 the Company acquired $2,912 in office furniture and equipment and $4,045 in excavation equipment.  The excavation equipment has not yet been placed into service and therefore no depreciation expense was recorded in 2009.  The excavation equipment is included in the idle equipment in the table below.

In July of 2008 the Company acquired for cash a truck-mounted drilling rig for $260,634. In December of 2008 the Company acquired spare parts and other related equipment for the drilling rig at a cost of $91,418. In October of 2008 the Company acquired a bulldozer for $37,765.  These items have not been placed into service as of the year ending December 31, 2009 and therefore no depreciation expense has been recorded to date.  These items are shown in the table below as idle equipment.

In April, May and June of 2008 CCSA acquired three trucks, with a December 31, 2009 undepreciated value of $128,792. In 2008 CCSA acquired computer and camp equipment with a December 31, 2009 undepreciated value of $137,706. Also in 2007, CCSA acquired the La Josefina Estancia for $710,000.

The following is a summary of property, equipment and accumulated depreciation at December 31, 2009 and 2008:

	December 31, 2009	December 31, 2008
Office Furniture & Equipment	$324,492	$322,047

Land	710,000	710,000
Less accumulated depreciation	203,005	98,660
Subtotal: Property, Plant & Equipment, net:	831,487	933,387
Idle Equipment	393,862	389,817
Total: Property, Plant & Equipment, net:	$1,225,349	$1,323,204

Depreciation expense was $105,547 in 2009 and $90,634 in 2008.

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

NOTE 16 - SUBSEQUENT EVENTS

Shareholder Loan

Subsequent to December 31, 2009 HFLP loaned an additional $40,000 to the Company under the same terms as discussed in Note 9.

Transfer of investments to related party

On February 18, 2010 the Company transferred its stock in Black Hawk and its interest in the Dun Glen property to the Hunt Family Limited Partnership (“HFLP”), a related party, along with all its Mexican assets in consideration of cancelling $600,000 of the debt that the Company owed to HFLP on an outstanding note payable. The book value of the properties and stock transferred was $433,532 resulting in a gain on the sale of investments of $166,468 which was recorded in the first quarter of 2010.

Contents

Loan Purchase Agreement

On March 8, 2010, Hunt Mining announced that it received acceptance from TSX Venture Exchange to enter into an agreement to purchase a portion of a loan owing from its wholly owned subsidiary CCSA to HuntMountain. Hunt Mining will acquire a portion of the loan totaling $700,000 at a 3% discount to the originally loaned amount. The total acquisition cost is therefore $679,000. Due to Argentine banking regulations, acquiring the loan in this way allows Hunt Mining to retain more working capital than if CCSA paid the loan back directly to HuntMountain.

An agreement establishing the loan from HuntMountain to Hunt Mining was effected in June of 2009. The purpose of the loan was to finance CCSA’s ongoing operations while Hunt Mining’s management was working on the RTO that closed on December 23, 2009.

Payoff of Assumed Accounts Payable

As noted in Note 13, a condition of the Share Purchase Agreement relating to the RTO was that the Company must enter into a Note Receivable Agreement with CCSA pursuant to which the Company would agree to pay the remaining accounts payable of CCSA owed to an Argentine drilling contractor in the approximate amount of $1,613,373.  On March 9, 2010, the Company made a payment of $700,000 on the assumed liability from CCSA and converted $584,000 that had been recorded as a prepayment on the assumed liability which left an additional amount of $329,373 which was converted into a promissory note to the drilling contractor.  The note bears is payable in 8 monthly installments of $40,000 due on the 25th of each month starting April 25, 2010 and a final payment on December 25, 2010 of $18,752.  The company has made the April, May, June, July and August payments leaving an unpaid principal balance of $139,126 as of the date of this report.

Purchase of Furniture and Fixtures from a Related Party

Subsequent to March 31, 2010 Hunt Mining acquired furniture and fixtures from HFP, LLC, an entity controlled by the Company’s President and Chief Executive Officer, for US$42,368.

Purchase of Equipment from a Related Party

On June 8, 2010, HFLP, a related party, purchased from the Company a fully depreciated truck for $5,000 which the Company recorded as a gain on the sale of equipment.  HFLP also purchased a tractor for $34,000 that had a carrying value of $37,764 with no depreciation because it had yet to be placed into service.  The Company recorded a loss on the sale of equipment of $3,764.  The final item that was purchased for $1,625 was a rock saw that had previously been expensed and had no book value.  The Company recorded a gain on the sale of the rock saw of $1,625.

Deposits received for the Sale of Idle Drilling Equipment from a Related Party

Deposits in the amount of $49,263, $48,732 and $39,865 were received on July 14, 2010, September 1, 2010 and October 13, 2010 respectively, combined with the forgiveness of an accounts payable amount of $19,954 for a total of $157,814 for the sale of the Company’s idle drilling equipment to Huntwood Industries, a related party.  The drilling equipment had a book value of $356,097 and the Company will recognize a loss on the sale of equipment in the amount of $198,283.

Dissolution of the Company

On February 18, 2010, the Company’s board of directors recommended and authorized a shareholder meeting to consider and vote upon a proposal to approve the voluntary dissolution and liquidation of the Company pursuant to a plan of complete dissolution and liquidation dissolution.  On July 16, 2010, the Company filed with the Securities and Exchange Commission (“SEC”), a preliminary schedule 14A proxy statement to submit the vote to the Company’s shareholders.  As of the date of the filing of this form 10-K, the preliminary 14A proxy statement has not yet been approved by the SEC and the vote has yet to go before the shareholders. The dissolution of the Company, if approved by the shareholders, will not affect the operations of Hunt Mining which will continue in existence along with its subsidiary companies.

Warrant and Option Cancellation Agreements

In February 18, 2010 the Company’s board of directors approved the Company to enter into warrant and option cancellation agreements with holders of the Company’s warrants and options.  The terms of such agreements are to be that such holder will agree to their warrants and/or options being cancelled in exchange for a common share grant equal to 10% of the number of warrants/options held.  As of July 1, 2010, most of the holders have signed such agreements, leaving only 300,000 of the Company’s warrants/options outstanding.

Contents

Subsequent events have been evaluated through November 9, 2010, the date that these financial statements were available to be issued.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

In connection with the preparation of this annual report on Form 10-K, an evaluation was carried out by the Company’s management, with the participation of the Chief Executive Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of December 31, 2008.  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting.  The Company’s internal control over financial reporting is a process, under the supervision of the Chief Executive Officer and the Chief Financial Officer, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with United States generally accepted accounting principles (GAAP).  Internal control over financial reporting includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company’s assets;

●
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the Board of Directors; and

●
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

The Company’s management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  As a result of this assessment, management identified material weaknesses in internal control over financial reporting.

A material weakness is a control deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weaknesses identified are described below:

Lack of Appropriate Accounting Policies, Procedures, and Sufficiency of Accounting Resources.  Management of HuntMountain has not established with appropriate rigor the accounting policies, procedures, and documentation of significant judgments and estimates made by management in the preparation of the financial statements.  Additionally, the Company has limited accounting personnel to prepare its financial statements, including the consolidation of the Company and its subsidiaries.  As a result of the identified material weakness, required material adjustments were identified by the auditors.

Contents

As a result of the material weaknesses in internal control over financial reporting described above, HuntMountain’s management has concluded that, as of December 31, 2009, the Company’s internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework issued by the COSO.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

As of the end of the period covered by this report, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended December 31, 2009, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

The Company failed to file a form 8-K on October 19, 2009 under Item 1.01 “Entry into a Material Definitive Agreement”.  On October 13, 2009, the Company entered into a Share Purchase Agreement (“the Agreement”) between Sinomar Capital Corp (“Sinomar”) and Cerro Cazador S.A. (“CCSA”) and HuntMountain Resources LTD (“HuntMountain”) and HuntMountain Investments, LLC (“HMI”) whereas HuntMountain and HMI are hereinafter collectively called the “Shareholders”.

Subject to the terms and conditions of the Agreement, Sinomar agrees to purchase all of the CCSA Shares from the Shareholders and in consideration therefor Sinomar shall issue to the Shareholders an aggregate total of 29,118,507 Sinomar Common Shares and 20,881,493 Sinomar Preferred Shares, at a deemed price of $0.30 per Sinomar Common Share and $0.30 per Sinomar Preferred Share, in exchange for all of the CCSA Shares, and the Shareholders agree to sell all of the Shareholders’ CCSA Shares on the foregoing basis.

A copy of the Agreement is filed along with this form 10-K as exhibit 10.1.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following information is provided with respect to each executive officer and director of the Company:

Name (age)	Position	Length of Service

Tim Hunt (57)	President, Chief Executive Officer and Chairman	2005

William R. Green (71)	Director	1993*

Eberhard A. Schmidt (72)	Director	2005

Alastair H. Summers (73)	Director	2006

Randal L. Hardy (48)	Director	2005**

Darrick Hunt (32)	Director	2008

Matthew J. Hughes (49)	Executive Vice-President of Exploration & Chief Operating Officer	2005***

Danilo Silva (47)	President of CCSA	2006

Bryn Harman, CFA (40)	Chief Financial Officer	2007***

*Previously held executive officer and director positions with the predecessor company, Metaline Mining & Leasing Company.
**Previously served as President and Chief Financial Officer of the Company.
*** Effective February 2, 2010 Mr. Matthew Hughes resigned from the position of Executive Vice-President of Exploration and Chief Operating Officer of the Company and Mr. Bryn Harman resigned from the position of Chief Financial Officer of the Company.

Tim Hunt, President, Chief Executive Officer and Chairman, is a general partner of HFLP and is the founder and president of Spokane, Washington-based T.R.A. Industries, Inc., dba Huntwood Industries, one of the largest building products manufacturers in the Western United States. Mr. Hunt has led the development of Huntwood Industries over the past 20 years – taking the business from a start-up venture to a significant middle-market enterprise. During his business career, Mr. Hunt has been engaged in a variety of business start-up ventures both related and unrelated to Huntwood Industries. Mr. Hunt had also previously served as a member of the board of directors at State National Bank; a community based financial institution headquartered in Eastern Washington. Mr. Hunt also spent two years as an investment banker, specializing in the mining industry, with National Securities.

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

Matthew J. Hughes, who served as the Company’s Executive Vice President of Exploration and Chief Operating Officer until his resignation on February 2, 2010, is a geologist with seventeen years of experience in the discovery, exploration and mining of precious metal projects in the United States, Argentina, China, Brazil and Uzbekistan. Mr. Hughes was appointed as the Executive Vice President of Exploration and Chief Operating Officer in August 2007 after having served as Vice President of Exploration since December 2005. He has been directly responsible for the discovery of numerous precious and base metal occurrences, including the producing Mina Martha high-grade silver lode in Santa Cruz, Argentina. He has worked as the Chief Geologist for Mundoro Mining, Inc. where he led the exploration and development of the nine million ounce Maoling gold deposit, thought to be the largest undeveloped gold deposit in China. He served as Senior Exploration Geologist and consultant for Yamana Resources, Minas Buenaventura, and Silver Standard Resources. Mr. Hughes has been the Vice President of Exploration for Platero Resources, Chief Mine Geologist for Kinross Candelaria Mining Co., and Exploration Geologist for NERCO Exploration and Atlas Precious Metals. He received his Bachelor of Science degree in geology from the University of Oregon.  Effective February 2, 2010 Mr. Hughes resigned from the position of Executive Vice-President of Exploration and Chief Operating Officer of the Company.  Mr. Hughes is now the President, Chief Executive Officer and director of Hunt Mining, a majority owned company of HuntMountain.

Danilo Silva, General Manager of South American Operations, also serves as the President of CCSA, the wholly-owned Argentine subsidiary of Hunt Mining a majority owned subsidiary of the Company.  He has over 18 years of experience in the natural resources industry, including over 11 years as a geologist in base and precious metal mining exploration. Mr. Silva has served as Senior Geologist and Project Manager for Yamana Resources and Compania Minera Polimet, as Senior Geologist for Buenaventura, and as General Manager for Platero Resources. While serving in these positions, he discovered numerous viable gold and silver targets. He has led successful exploration and drill programs and has managed the advancement of many projects, including the discovery and development of the Mina Martha high-grade silver mine in Santa Cruz province. Mr. Silva has served as a consulting geologist for several companies, including Placer Dome and Hidefield Gold. Mr. Silva holds a degree in Geological Science from the National University at Bahia Blanca in Argentina.

Bryn Harman, CFA, served as the Company’s Chief Financial Officer until his resignation on February 2, 2010. Mr. Harman had been our Chief Financial Officer since November, 2007. Prior to joining us Mr. Harman had been the Vice President and Director of Research for ICM Asset Management since 2002. From 1999 until 2002 Mr. Harman was a Senior Equity Analyst for RedChip Companies. Mr. Harman is a Chartered Financial Analyst and is graduated from the University of Saskatchewan with a Bachelor of Commerce (finance) degree. Mr. Harman is a member of the CFA Institute and the Institute of Management Accountants.  Effective February 2, 2010 Mr. Harman resigned from the position of Chief Financial Officer of the Company.  Mr. Harman is now the Chief Financial Officer, Secretary and director of Hunt Mining, a majority owned company of HuntMountain.

Committees of the Board of Directors

Audit Committee

The Audit Committee is responsible for monitoring the integrity of the Company’s financial reporting standards and practices and its financial statements, overseeing the Company’s compliance with ethics and compliance policies and legal and regulatory requirements, and selecting, compensating, overseeing, and evaluating the Company’s independent auditors.

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

The Board of Directors has adopted a policy requiring that the Audit Committee pre-approve the audit and non-audit services performed by the independent auditor in order to assure that the provision of such services does not impair the auditor’s independence.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires  our officers, directors and persons owning more than 10% of our common stock are obligated to file reports of ownership and changes in ownership with the Securities and Exchange Commission under Section 16(a) of the Securities Exchange Act of 1934. To our knowledge, based solely upon review of the copies of such reports received or written representations from the reporting persons, we believe that during our fiscal year ended December 31, 2009 our directors, executive officers and persons who own more than 10% of our common stock complied with all Section 16(a) filing requirements.

Code of Ethics

We have adopted a corporate code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code. A copy of the code of ethics was filed as Exhibit 14.1 with the Company’s Form 10-K on April 14, 2009.

ITEM 11.	EXECUTIVE COMPENSATION

The following table sets forth the compensation paid by the Company to its Chief Executive Officer and our other most highly compensated officers for the year ended December 31, 2009, the year ended December 31, 2008 and the year ended December 31, 2007:

Name	Year	Salary	Bonus	Stock Awards	Option Awards	Total
Tim Hunt, President, CEO and Chairman	2009	$0	$0	$0	$0	$0

	2008	$0	$0	$0	$0	$0

	2007	$0	$0	$0	$0	$0

Matthew Hughes, (1) Chief Operating Officer	2009	$150,721	$0	$0	$0	$150,721

	2008	$148,846	$0	$0	$64,000	$212,846

	2007	$120,577	$15,000	$75,000	$17,178	$227,755

Bryn Harman, (2) Chief Financial Officer	2009	$118,750	$0	$0	$0	$118,750

	2008	$113,000	$0	$0	$50,000	$163,423

	2007	$13,327	$0	$0	$15,500	$28,827

(1)	Effective February 2, 2010, Mr. Hughes resigned from the position of Chief Operating Officer of the Company.
(2)	Effective February 2, 2010, Mr. Harman resigned from the position of Chief Financial Officer of the Company.

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

 Mr. Hughes was also granted incentive stock options to purchase 100,000 shares of common stock (at the closing stock price on the effective date of the agreement, August 22, 2007) pursuant to the 2005 Stock Option Plan, with 50,000 vesting on February 1, 2008 and 50,000 vesting on September 1, 2008.  Mr. Hughes is also eligible to receive health insurance for himself and his family through the Company, and the Company will pay the premiums for the policy he chooses.  Effective February 2, 2010 Mr. Hughes resigned from the position of Executive Vice-President of Exploration and Chief Operating Officer of the Company.

Harman Employment Agreement

On October 29, 2007 the Company entered into an employment agreement with Bryn Harman. Mr. Harman’s compensation included an annual salary rate of $105,000 until May 7, 2008, an annual salary rate of $115,000 from May 7, 2008 to November 7, 2008 and an annual rate of $125,000 thereafter, Due to cost cutting measures, Mr. Harman’s base salary was permanently reduced to an annual rate of $117,000 on January 1, 2009.  Mr. Harman was granted 150,000 stock options vesting over time during the first year of employment.  Of the 150,000 stock options, 50,000 were exercised in April of 2008 and the remaining 100,000 were subsequently cancelled on April 13, 2009.  Effective February 2, 2010 Mr. Harman resigned from the position of Chief Financial Officer of the Company.

Outstanding Equity Awards at Year End

The following table summarizes the amount of our executive officers’ equity-based compensation outstanding at the fiscal year ended December 31, 2009:

Name	Options awards					Stock awards
	Number of Securities Underlying Unexercised Options - Exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Options - Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Exercise date	Number of Shares That Have Not Vested	Market Value of Shares That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Tim Hunt	250,000	—	—	$0.25	03/26/2011	—	—	—	—
Matthew Hughes	50,000	—	—	$0.25	12/15/2011	—	—	—	—
	50,000	—	—	$0.25	12/15/2012	—	—	—	—
	50,000	—	—	$0.25	12/15/2013	—	—	—	—
	50,000	—	—	$0.45	02/01/2013	—	—	—	—
	50,000	—	—	$0.45	09/01/2013	—	—	—	—
	50,000	—	—	$0.63	11/02/2011	—	—	—	—
	50,000	—	—	$0.67	09/01/2015	—	—	—	—
	—	50,000	—	$0.67	02/01/2014	—	—	—	—

Director Compensation

No annual compensation is paid to our directors.  Upon appointment to the board of directors each director is granted an option to purchase 150,000 shares of the Company’s common stock at the prevailing market price on the date of appointment. During the year ended December 31, 2009, no options were granted by the Company.  There was no compensation paid to any directors during the year ended December 31, 2009 and as such, no table is provided.

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

The following table sets forth information as of May 13, 2010 regarding any person known to the Company to be the beneficial owner of more than five percent of any class of the Company’s voting securities as well as the names and shareholdings of each director and executive officer of the Company, and the shareholdings of all directors and executive officers as a group.

Name of Person or Group	Amount and Nature of Beneficial Ownership (all direct unless otherwise noted)		Percent of Class
Hunt Family Limited Partnership 1611 N. Molter Road, Ste. 201 Liberty Lake, WA 99019	86,576,694	(1)	73.51%
(1)
Includes 45,048,446 shares owned through the Hunt Family Limited Partnership, and 41,528,248 shares that could be issued upon the exercise of common stock purchase warrants within the next sixty days.  Tim Hunt and his spouse Resa Hunt personally exercise control powers over HFLP.

Security Ownership of Management
The following table sets out as of May 13, 2010, the names and shareholdings of each director and executive officer of the Company, and the shareholdings of all directors and executive officers as a group. At such date, the number of issued and outstanding shares of common stock of the Company was 76,251,362 and there were an additional 45,368,248 shares that could potentially be issued within the next sixty days upon the exercise of vested stock options and warrants.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (all direct unless otherwise noted)	% of class
Tim Hunt – President, CEO and Chairman of the Board (1) 1611 N. Molter Road, Ste 201 Liberty Lake, WA 99019	108,206,200	91.44	%(6)

William R. Green – Director(2) 1611 N. Molter Road, Ste 201 Liberty Lake, WA 99019	1,046,000	1.37	%(6)

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (all direct unless otherwise noted)		% of class
Randal L. Hardy – Director(4) 1611 N. Molter Road, Ste 201 Liberty Lake, WA 99019	475,000		0.62	%(6)

Eberhard A. Schmidt – Director(2) 1611 N. Molter Road, Ste 201 Liberty Lake, WA 99019	165,000		0.22	%(6)

Alastair H. Summers – Director(2) 1611 N. Molter Road, Ste 201 Liberty Lake, WA 99019	170,000		0.22	%(6)

Darrick Hunt – Director(5) 1611 N. Molter Road, Ste 201 Liberty Lake, WA 99019	4,230,000		5.41	%(6)

Matthew Hughes – EVP & COO(3)(8) 1611 N. Molter Road, Ste 201 Liberty Lake, WA 99019	645,000		0.84	%(6)

Bryn D. Harman – Chief Financial Officer(8) 1611 N. Molter Road, Ste 201 Liberty Lake, WA 99019	25,324		0.03	%(6)

Danilo Silva – President of Cerro Cazador, S.A.(2) 1611 N. Molter Road, Ste 201 Liberty Lake, WA 99019	150,000		0.20	%(6)

Total Management Group	115,112,524	*	94.54	%(7)
*All executive officers and directors as a group (9 persons)

(1)
Includes 45,048,446 shares and 41,528,248 shares that could be issued through warrant conversion from a prior promissory note owned through the Hunt Family Limited Partnership; 508,700 shares owned jointly owned with Resa Hunt, Tim’s wife; 20,570,806 shares owned directly by Tim Hunt; 250,000 shares that could be issued upon exercise of options within 60 days, and 300,000 shares that could be issued through warrant conversion from a prior private equity sale. Tim Hunt personally exercises control powers over HFLP.

(2)	includes 150,000 shares that could be issued upon exercise of options within 60 days.

(3)	includes 400,000 shares and 40,000 warrants that could be issued upon exercise of options within 60 days.

(4)	includes 400,000 shares that could be issued upon exercise of options within 60 days.

(5)	includes 1,840,000 shares that could be issued through warrant conversion and 150,000 shares that could be issued upon exercise of options within 60 days.

(6)	percentage calculations noted above assumes that only specific individual identified exercised its options and/or warrants.

(7)	percentage calculation assumes that all executive officers and directors exercise options and/or warrants.

(8)	Effective February 2, 2010, Mr. Hughes resigned from the position of Chief Operating Officer of the Company and Mr. Harman resigned from the position of Chief Financial Officer of the Company.

There are no arrangements known to the Company, the operation of which may at a subsequent time result in the change of control of the Company.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

This information is incorporated by reference from Notes 8, 9, 12, 13 and 16 to the Company’s Audited Financial Statements as set forth in Item 8 of this Form 10K.

The Company has lease commitments on office space and storage space owned by HFLP, an entity controlled by the Company’s Chairman and CEO. The total annual lease obligation for this facility is $69,359 (not including common area maintenance charges).

Shareholder Loan

On June 2, 2009, pursuant to approval from its board of directors, the Company obtained an unsecured loan for multiple advances up to $5,000,000 (“the June 2009 Note”) from Hunt Family Limited Partnership (“HFLP”), a related party. The June 2009 Loan supersedes and replaces the shareholder loan (the October Note) owed to HFLP that had a principal balance of $3,760,500 on June 2, 2009.

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

The original maturity date of the June 2009 Note was December 31, 2009.  By unanimous consent of the Company’s board of directors on December 17, 2009, the maturity date of the June 2009 Note was amended from December 31, 2009 to December 31, 2010.  At that time, also by unanimous consent, the Company’s board of directors increased the maximum aggregate principal amount available pursuant to the June 2009 Note from $5,000,000 to $5,500,000.

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

Concurrently and in consideration for the issuance of the June 2009 Note the Company granted to HFLP a 3% Net Smelter Royalty (“NSR”) on all of the Company’s resource properties in Mexico, past, present and future. The Company also granted an additional 2,000,000 warrants with a $0.10 exercise price and a seven (7) year term in conjunction with the inception of the June Note structure.

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

Additional advances totaling $1,308,500 have been received on the June 2009 Note since it replaced the shareholder loan owed to HFLP that had a principal balance of $3,760,500 on June 2, 2009 bringing the total principal balance to $5,069,000 at December 31, 2009.

More detail

On December 18, 2009, in conjunction with the RTO, the Company received an advance of $207,990 from Hunt Mining as a refundable deposit.

At December 31, 2009 the Company transferred a note payable to Huntwood Industries, an entity controlled by the Company’s Chief Executive Officer and Chairman.  The Company now owes an accounts payable balance of $19,953.72 to Huntwood Industries.

At December 31, 2009 the Company had an accounts payable owing to a director and officer of CCSA, for C$16,805 relating to CCSA’s lease of office space.

At December 31, 2009 the Company had fees payable advance for accounting expenses owing to a director of CCSA, of C$9,241.

During the year ended December 31, 2009 the Company paid C$57,002 to  a director of CCSA for accounting fees.

During the year ended December 31, 2009 the Company paid C$144,843 to  a director and officer of CCSA, for geological fees.

As of December 31, 2008 the Company had an exploration advance receivable of $200 owed by an executive officer of the Company.

During the year ended December 31, 2008 the company paid $14,938 to a director of the Company, for consulting services.

As of December 31, 2008 the Company had an exploration advance receivable of $200 owed by an executive officer of the Company.

At December 31, 2008 the Company had an employee exploration expense payable of C$4,172 owing to  a director and officer of CCSA, for exploration expenses incurred on behalf of the Company.

At December 31, 2008 the Company had fees payable advance for accounting expenses owing a director of CCSA,of C$5,072.

During the year ended December 31, 2008 the Company paid C$24,841 to a director of CCSA, for accounting fees.

During the year ended December 31, 2008 the Company paid C$122,980 to a director and officer of CCSA, for geological fees.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for professional services rendered by the Company’s principal accountant for the audit of the Company’s annual financial statements for the fiscal years ended December 31, 2009 and 2008 and for services rendered by the Company’s principal accountant relating to the preparation of quarterly financial statements for inclusion in the Company’s quarterly reports on Form 10Q were $53,885 and $57,597 respectively.

Audit Related Fees

The Company incurred no fees during the last two fiscal years for assurance and related services by the Company’s principal accountant that were reasonably related to the performance of the audit of the Company’s financial statements.

Tax Fees

The Company incurred fees totaling $2,606 and $3,432 during the fiscal years ended December 31, 2009 and 2008, respectively, for professional services rendered by the Company’s principal accountant for tax compliance, tax advice and tax planning.

All Other Fees

The Company incurred $225 and $7,402 in fees during the fiscal years ended December 31, 2009 and 2008 respectively, for services rendered by the Company’s principal accountant relating all other services.

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

ITEM 15.	EXHIBITS

(a) The following documents are filed as part of the report:

Incorporated as reference
Exhibit	Document Description	Form	Date	Number	Filed Herewith
3.1	Articles of incorporation	DEF 14C	10/5/2007	3.1
3.2	Bylaws	DEF 14C	10/5/2007	3.2
10.1	Share Purchase Agreement				X
14.1	Code of Business Conduct and Ethics	10-K	4/14/2010	14.1
14.2	Code of Ethics for President, CEO and Senior Financial Officers	10-K	4/14/2010	14.1
14.3	Code of Ethics for Financial Reporting Officers	10-K	4/14/2010	14.1
21	Subsidiaries of the Registrant				X
31.1	Certification of the Principal Executive Officer				X
31.2	Certification of the Chief Financial Officer				X
32.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
99.1	Audit Committee Charter	10-K	4/14/2010	14.1

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUNTMOUNTAIN RESOURCES LTD.

TIM HUNT
By:
Tim Hunt, President and Chief Executive Officer
(Principal Executive Officer)

TIM HUNT
By:
Tim Hunt
(Principal Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

TIM HUNT
11/9/2010
Tim Hunt	Date
President, Chief Executive Officer and Chairman
(Principal Executive and Financial Officer)

WILLIAM R. GREEN
11/9/2010
William R. Green	Date
Director

EBERHARD SCHMIDT
11/9/2010
Eberhard Schmidt	Date
Director

ALASTAIR SUMMERS
11/9/2010
Alastair Summers	Date
Director

DARRICK HUNT
11/9/2010
Darrick Hunt	Date
Director

RANDAL HARDY
11/9/2010
Randal Hardy	Date
Director