Form 10-Q
period 2010-03-31
HuntMountain Resources
filed 2011-07-26
CIK 65224

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-01428

HuntMountain Resources Ltd.
(Exact Name of Registrant as Specified in its Charter)

Washington	68-0612191
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1611 N Molter Road, Ste. 201
Liberty Lake, Washington	99019
(Address of Principal Executive Offices)	(Zip Code)

(509) 892-5287
(Registrant’s Telephone Number, including Area Code)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☐   Yes  ☒  No

 Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐   Yes  ☒  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer” and “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐  Yes  ☒   No

Number of shares of issuer’s common stock, as of July 25, 2011 was 76,251,362.

2

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

We are not required to supply a response to this Item pursuant to Reg. 13a-13(c)(2) of the Securities Exchange Act of 1934 for the reason that we are a mining company not in the production stage but engaged primarily in exploration for the development of mineral deposits other than oil, gas or coal and we have met the following conditions:  (i) we have not been in production during the current fiscal year or the two years immediately prior hereto; and, (ii) receipts from the sale of mineral products or from the operation of mineral producing properties by us and our subsidiaries combined have not exceeded $500,000 in any of the most recent six years and have not aggregated more than $1,500,000 in the most recent six fiscal years.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

We are not required to supply a response to this Item pursuant to Reg. 13a-13(c)(2) of the Securities Exchange Act of 1934 for the reason that we are a mining company not in the production stage but engaged primarily in exploration for the development of mineral deposits other than oil, gas or coal and we have met the following conditions:  (i) we have not been in production during the current fiscal year or the two years immediately prior hereto; and, (ii) receipts from the sale of mineral products or from the operation of mineral producing properties by us and our subsidiaries combined have not exceeded $500,000 in any of the most recent six years and have not aggregated more than $1,500,000 in the most recent six fiscal years.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are not required to supply a response to this Item pursuant to Reg. 13a-13(c)(2) of the Securities Exchange Act of 1934 for the reason that we are a mining company not in the production stage but engaged primarily in exploration for the development of mineral deposits other than oil, gas or coal and we have met the following conditions:  (i) we have not been in production during the current fiscal year or the two years immediately prior hereto; and, (ii) receipts from the sale of mineral products or from the operation of mineral producing properties by us and our subsidiaries combined have not exceeded $500,000 in any of the most recent six years and have not aggregated more than $1,500,000 in the most recent six fiscal years.

ITEM 4. CONTROLS AND PROCEDURES

We are not required to supply a response to this Item pursuant to Reg. 13a-13(c)(2) of the Securities Exchange Act of 1934 for the reason that we are a mining company not in the production stage but engaged primarily in exploration for the development of mineral deposits other than oil, gas or coal and we have met the following conditions:  (i) we have not been in production during the current fiscal year or the two years immediately prior hereto; and, (ii) receipts from the sale of mineral products or from the operation of mineral producing properties by us and our subsidiaries combined have not exceeded $500,000 in any of the most recent six years and have not aggregated more than $1,500,000 in the most recent six fiscal years.

3

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 1A.  RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. (REMOVED AND RESERVED)

ITEM 5.  OTHER INFORMATION

None

ITEM 6. EXHIBITS

31.1--	Certification required by Rule 13a-14(a) or Rule 15d-14(a). Tim Hunt
31.2--	Certification required by Rule 13a-14(a) or Rule 15d-14(a). Tim Hunt
32.1--	Certification required by Rule 13a-14(a) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, Tim Hunt
32.2--	Certification required by Rule 13a-14(a) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, Tim Hunt

4

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  July 25, 2011

HUNTMOUNTAIN RESOURCES LTD.

By	/s/ Tim Hunt
Tim Hunt, Chairman, President & Chief Executive Office

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:   July 25, 2011

HUNTMOUNTAIN RESOURCES LTD.

By	/s/ Tim Hunt
Tim Hunt, Principal Financial Officer

5